Form 10QSB
period 2000-09-30
PINECREST INVESTMENT GROUP INC
filed 2001-03-28
CIK 1096950

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
September 30, 2000                                   Commission File No. 0-29381


                        PINECREST INVESTMENT GROUP, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its Charter)

                Florida                                     59-3467929
                -------                                     ----------
       (State or jurisdiction of                          (IRS Employer
      incorporation or organization)                    Identification No.)

1211 Tech Boulevard, Suite 101, Tampa, Florida                33619
----------------------------------------------                -----
(Address of Principal Executive Office)                     (Zip Code)

Registrant's telephone number, including area code:    (813) 620-0044
---------------------------------------------------    --------------

Former name, former address and former fiscal year, if changed since last report: N/A


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]


As of March 1, 2001, there were 7,765,604 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

                        PINECREST INVESTMENT GROUP, INC.

                              FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                    REVIEWED

INDEX

         Accountant's  Report                                            F-1

         Balance Sheet                                                   F-2

         Statement of Operations                                         F-3
           For the three months ended September 30, 2000

         Statement of Cash Flows                                         F-4
           For the three months ended September 30, 2000

         Notes to Financial Statements                                F-5-10

                                    DRAKEFORD
                                        &
                                    DRAKEFORD
                         A LIMITED LIABILITY CORPORATION
                            ACCOUNTANTS & CONSULTANTS

John A. Della-Donna, CPA                                3235 Satellite Boulevard
Georgia #3424                                           Building 400, Suite 300
                                                        Duluth, Georgia 30096




                         INDEPENDENT ACCOUNTANTS' REPORT

To Shareholders of:
PINECREST INVESTMENT GROUP, INC.
TAMPA, FLORIDA


We have reviewed the accompanying balance sheet of PINECREST INVESTMENT GROUP, INC. as of September 30, 2000, and the related statements of operations, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of PINECREST INVESTMENT GROUP, INC.

A review consists principally of inquiries of management and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared solely from the accounts of PINECREST INVESTMENT GROUP, INC.

DRAKEFORD & DRAKEFORD, LLC
November 10, 2000

                        PINECREST INVESTMENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                              REVIEWED       AUDITED
                                                                                               09/30/00      06/30/00
                                                                                            -----------------------------
                                                ASSETS
CURRENT ASSETS
   CASH                                                                                            15,755        78,683
   ACCOUNTS RECEIVABLE                                                                              5,641            -
   INVENTORY                                                                                      181,275            -
   OTHER ASSETS                                                                                       459         1,050
                                                                                            -----------------------------
     TOTAL CURRENT ASSETS                                                                         203,130        79,733
                                                                                            -----------------------------
PROPERTY, PLANT, AND EQUIPMENT
   GREENHOUSES AND EQUIPMENT                                                                    1,026,445       681,939
   OFFICE FURNITURE AND EQUIPMENT                                                                  40,931        27,609
   VEHICLES                                                                                        12,000        12,000
   LAND AND IMPROVEMENTS                                                                          532,222       524,882
                                                                                            -----------------------------
                                                                                                1,611,598     1,246,430
     LESS: ACCUM. DEPRECIATION                                                                    (47,467)      (14,306)
                                                                                            -----------------------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT                                                        1,564,131     1,232,124
                                                                                            -----------------------------

OTHER ASSETS

   HYDROPONIC TECHNOLOGY                                                                        3,446,715     3,446,715

   DEPOSITS                                                                                         5,566         3,066
                                                                                            -----------------------------
                                                                                                3,452,281     3,449,781

     LESS: ACCUM. AMORTIZATION                                                                       (540)          -
                                                                                            -----------------------------
     TOTAL OTHER ASSETS                                                                         3,451,741     3,449,781
                                                                                            -----------------------------

TOTAL ASSETS                                                                                    5,219,002     4,761,638
                                                                                            =============================

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                                                               200,949        27,675
   MORTGAGE PAYABLE-CURRENT                                                                       288,000       288,000
                                                                                            -----------------------------
     TOTAL CURRENT LIABILITIES                                                                    488,949       315,675
                                                                                            -----------------------------

STOCKHOLDERS' EQUITY
   COMMON STOCK, $.0008 PAR VALUE,
   100,000,000 AUTHORIZED, 7,766,199;
   7,655,431 ISSUED & OUTSTANDING                                                                   6,212         6,120
   ADDITIONAL PAID-IN CAPITAL                                                                   6,560,994     5,704,702
   ACCUMULATED DEFICIT                                                                         (1,837,153)   (1,264,859)
                                                                                            -----------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                                 4,730,053     4,445,963
                                                                                            -----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      5,219,002     4,761,638
                                                                                            =============================

     The accompanying notes are an integral part of the financial statements

                        PINECREST INVESTMENT GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    REVIEWED
                                                                                                 THREE MONTHS ENDED
                                                                                             9/30/2000         09/30/99
                                                                                          ------------------------------
INCOME                                                                                              6,841            -

COST OF GOODS SOLD                                                                                  5,020            -
                                                                                          ------------------------------
   GROSS MARGIN                                                                                     1,821            -
                                                                                          ------------------------------
EXPENSES
   SALARIES                                                                                       101,209
   PAYROLL TAXES & LEASING COST                                                                    43,745
   EMPLOYEE BENEFIT PROGRAMS                                                                       15,097
   ADVERTISING                                                                                      9,524          311
   AUTOMOTIVE EXPENSE                                                                               3,767
   TRAVEL & ENTERTAINMENT                                                                           7,104         1,072
   CONSULTING FEES                                                                                 17,842        27,250
   LEGAL & PROFESSIONAL FEES                                                                           -            -
   CONTRACT & CASUAL LABOR                                                                          5,363
   INSURANCE                                                                                        8,905         1,776
   DEPRECIATION & AMORTIZATION                                                                     33,700         4,518
   REPAIRS & MAINTENANCE                                                                            3,950
   TAXES & LICENSES                                                                                 3,970           550
   POSTAGE & FREIGHT                                                                                2,367           697
   MARKETING EXPENSE                                                                                   -          3,750
   RENT                                                                                             4,660         1,937
   OFFICE SUPPLIES & EXPENSE                                                                       14,513           849
   TELEPHONE                                                                                        6,375         3,357
   STOCK TRANSFER FEES                                                                              1,853           961
   PUBLIC STOCK ADMIN. FEES                                                                            -          4,410
   UTILITIES                                                                                        4,435            -
   COST OF UNSOLD CROPS                                                                            51,347            -
   MISCELLANEOUS EXPENSE                                                                            1,503             2
                                                                                          ------------------------------
     TOTAL OPERATING EXPENSES                                                                     341,229        51,440
                                                                                          ------------------------------

   NET LOSS BEFORE OTHER INCOME(EXPENSES)                                                        (339,408)      (51,440)
                                                                                          ------------------------------

OTHER INCOME (EXPENSES)
   INTEREST INCOME                                                                                     -             -
   INTEREST EXPENSES                                                                             (232,886)       (6,986)
                                                                                          ------------------------------
     TOTAL OTHER INCOME (EXPENSES)                                                               (232,886)       (6,986)
                                                                                          ------------------------------
     NET LOSS                                                                                    (572,294)      (58,426)
                                                                                          ==============================

     EARNINGS PER SHARE (LOSS)                                                                     (0.083)       (0.011)
     WEIGHTED AVERAGE SHARES OUTSTANDING                                                        6,867,866     5,484,596

SUPPLEMENTAL INFORMATION:
     CASH PAID FOR INTEREST                                                                       232,886         6,986

     The accompanying notes are an integral part of the financial statements

                        PINECREST INVESTMENT GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    REVIEWED
                                                                                                 THREE MONTHS ENDED
                                                                                             9/30/2000         09/30/99
                                                                                          ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                                      (572,294)      (58,426)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
     NET CASH FLOWS USED IN OPERATING ACTIVITIES:
       DEPRECIATION & AMORTIZATION                                                                 33,700         4,518
       ACCOUNTS RECEIVABLE                                                                         (5,641)           -
       INVENTORY                                                                                 (181,275)           -
       OTHER CURRENT LIABILITIES                                                                       -        106,296
       OTHER CURRENT ASSETS                                                                           591            -
       ACCOUNTS PAYABLE                                                                           173,274          (629)
                                                                                         ----------------------------------
   NET CASH FLOWS USED IN OPERATING ACTIVITIES                                                   (551,645)       51,759
                                                                                         ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       LAND & IMPROVEMENTS                                                                         (7,340)       (4,000)
       GREENHOUSES & EQUIPMENT                                                                   (344,506)           -
       DEPOSITS                                                                                    (2,500)           -
       OTHER FIXED ASSETS                                                                         (13,322)           -
                                                                                         ----------------------------------
   NET CASH  (USED FOR) INVESTING ACTIVITIES                                                     (367,668)       (4,000)
                                                                                         ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       PAYMENTS ON NOTES PAYABLE                                                                       -        (49,464)
       COMMON STOCK SOLD FOR CASH                                                                 856,384            -
                                                                                         ----------------------------------
   NET CASH FLOWS PROVIDED FROM FIN. ACTIVITIES                                                   856,384       (49,464)
                                                                                         ----------------------------------

NET CHANGE IN CASH & CASH EQUIVALENTS                                                             (62,929)       (1,705)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       78,684         1,882
                                                                                         ----------------------------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                                             15,755           177
                                                                                         ==================================

     The accompanying notes are an integral part of the financial statements

                        PINECREST INVESTMENT GROUP, INC.
                                    REVIEWED
                          NOTES TO FINANCIAL STATEMENTS

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on September 9, 1997, in the State of Florida under the name of Synthetic Flowers of America, Inc. On January 15, 1999, a stock purchase agreement was signed between Synthetic Flowers of America, Inc. and David B. Howe, and the corporate name was changed to Pinecrest Investment Group, Inc. (See Note B-Stockholders' Equity) Since January 15, 1999, the Company has been involved in financial planning, the raising of capital, acquisition of property, plant, equipment and other operating assets, training personnel and developing of Markets. A brief list of the activities engaged in are as follows:
(a) the purchase of hydroponic technology from Michael Foundation, Limited and Tillman & Associates, Inc., (b) entering into financial arrangements for funding of hydroponic growth facility in Lithia, Florida, (c) purchase of 40-acre property in Lithia, Florida to be used as site of first hydroponic growth facility of the Company, (d) negotiate, contract and purchase greenhouse materials and equipment to be used for the first hydroponic growth facility of the Company, (e) acquire building and development permits for construction of the Company's first hydroponic growth facility, (f) begin construction on first hydroponic growth facility, (g) hire and train personnel for the Company's first hydroponic growth facility, (h) specify and acquire computers, software and furniture to be used in the Company's first hydroponic growth facility, (I) maintain contact with future customers on timing of start-up of operations of the Company's first hydroponic growth facility, and (j) revise the Company's business plan as necessary.

Year End

The Company has elected June 30th as its fiscal year end.

Cash, Equivalents and Fair Value of Financial Instruments

All highly liquid investments with maturities of three months or less when purchased are cash equivalents. Cash equivalents are carried at the lower of cost or market. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the period presented the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Net Loss Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

                        PINECREST INVESTMENT GROUP, INC.
                                    REVIEWED
                          NOTES TO FINANCIAL STATEMENTS

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(Continued)

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. When present, common stock equivalents are excluded from the computation if their effect would be anti-dilutive. Shares issued at inception are considered to be outstanding for the entire period presented.

Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward has been fully reserved. The Company has not provided current or deferred income taxes for the period presented due to a loss from operations. The Company currently has a net operating loss carryforward which expires in 2013.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation of furniture and fixtures, equipment, and other fixed assets are provided on the straight-line method over the estimated useful life of the asset. Expenditures for maintenance and repairs are charges against operations.

The technology purchased from Michael Foundation and Tillman & Associates, Inc. will be amortized on a unit of production basis. The rate of amortization will be $.015 per pound of product produced and will begin once the Company begins production. Revenue generating operations started in July 2000. It is anticipated that the technology will be fully amortized over seven years. Organizational cost have been fully expensed.

NOTE B-STOCKHOLDERS' EQUITY

On September 5, 1997, in connection with the original organization of the Company, 4,000,000 shares of common stock was issued to Sheila Langley, the original President of the Company, for services provided and reimbursement of organizational costs and stock offering costs incurred by the Company but paid for by Langley. Fair value used for this transaction of $.0025 per share is based upon the fair value to the Company of the services provided and billings from the Company's attorney.

Subsequently, on January 15, 1999, David B. Howe executed a stock purchase agreement on behalf of himself and several independent investors to purchase 3,680,000 of the 4,000,000 shares owned by Langley for $150,000 cash. On March 2, 1999, the Company repurchased 2,185,000 shares of the 3,680,000 purchased by Howe and the investors, for the purchase of the hydroponics technology from Michael Foundation, Ltd. (See Note-E- Related Party Transactions); of the remaining 1,495,000 shares, 400,000 shares were issued to Howe and the balance between the investors.

On January 16, 1999, the Articles of Incorporation were amended to provide that the aggregate number of shares of capital stock that the Corporation shall be authorized to have outstanding at any one time shall be one hundred million shares of common stock at $.001 par value per share and twenty-five million shares of preferred at $.001 par value per share.

                        PINECREST INVESTMENT GROUP, INC.
                                    REVIEWED
                          NOTES TO FINANCIAL STATEMENTS

NOTE B-STOCKHOLDERS' EQUITY-(Continued)

On January 10, 2000 the Company's Board of Directors' approved a 5 for 4 stock split for shareholders of record on December 31, 1999, for a total of 1,506,770 additional shares. Also, the Board adopted the Pinecrest Investment Group, Inc. Incentive Stock Option Plan December 1999, which was approved by a majority of the shareholders. The Plan will be administered by the Executive Committee of the Board of Directors of the Company and authorizes the Committee to grant or award to eligible executives and employees of the Company and its subsidiaries, until January 10, 2010, incentive stock options for up to 1,200,000 shares of restricted common stock of the Company.

On January 26, 2000 the Company amended its Articles of Incorporation to authorize a class of preferred shares consisting of 10,000,000 shares with no par value per share.

NOTE C-OTHER ASSET-HYDROPONICS TECHNOLOGY

On March 2, 1999, the Company entered into agreements with Michael Foundation, Ltd., a West Indies corporation, and Tillman & Associates, Inc., a Florida corporation, for the purchase of certain hydroponics technology at a total purchase price of $3,437,500. The purchase price in the agreement with Michael Foundation, Ltd., consisted of 2,185,000 shares of restricted common stock with a current market value of $1.50 per share. The purchase price in the agreement with Tillman & Associates, Inc., consisted of 50,000 shares of restricted common stock with a current market value of $1.50 per share plus a note in the amount of $85,000.

The aforementioned information and technology purchase includes, but may not necessarily be limited to, proprietary hydroponic growth solution formulas, equipment and greenhouse specifications and crop and equipment maintenance plans and programs.

An independent expert analysis opinion, dated January 22, 1999, was performed by Jerry Pruitt, an agricultural consultant from Marbury, MD. His test included the validity of the Hydroponics Growing System and the salability of the retail/wholesale products derived from the process. Mr. Pruitt valued the Hydroponics Growing System purchased by the Company at $3.2 million dollars.

The Company intends to grow several varieties of leaf lettuce, romaine lettuce, spinach and a wide assortment of culinary herbs that it sell and distribute directly to 4 and 5 star restaurants and resorts such as Disney World and Marriott.

                        PINECREST INVESTMENT GROUP, INC.
                                    REVIEWED
                          NOTES TO FINANCIAL STATEMENTS

NOTE D-MORTGAGE PAYABLE

         Current debt consists of the following mortgage payable:

                                          Current     Non-Current      Total
                                          -------     -----------      -----
         Hopewell Land Partners. Ltd.
         Secured by 40 acres,Lithia, Fl.
         Dated April 9, 1999. Rate of
         interest- 12%, simple interest.
         Interest only,                   $  288,000         -0-    $   288,000
                                          ----------    ---------   -----------
                  TOTALS                  $  288,000         -0-    $   288,000
                                          ==========    =========   ===========


On April 9, 1999 the Company purchased a 40-acre tract of land in Lithia, Fl., approximately 20 miles southeast of its Tampa, Fl. Corporate offices, for $360,000. The Company provided $72,000 as a down payment and the seller, Hopewell Land Partners, Limited, provided purchase money mortgage financing for the balance of $288,000. The terms of the purchase money mortgage are interest only at 12% per annum, payable monthly for one year. The mortgagee has granted the Company monthly extensions on the payoff of this mortgage. Discussions with private lenders and individuals indicate that, should the need arise, refinancing the first mortgage would not be a problem since the value of the property along with the improvements currently being built indicate a loan to value ratio of less than 50 percent.

NOTE E- INVENTORY AND COST OF UNSOLD PRODUCTS

Inventory consists of unharvested crops based on an estimated number of pounds per square foot planted; and harvested but unsold crops as of September 30, 2000. The weighted average method is used in the calculation of the pounds per square footage planted. Since the Company began operations it has focused on increasing production of high quality products in order to pursue major contracts. Therefore, while pursuing these contracts, the Company has been forced to produce large volumes of products that go unsold until such time as the desired total volume of production is attained. An allocation of the costs of production of unsold products was made in the amount of $51,347 for the three months ended September 30, 2000.

                        PINECREST INVESTMENT GROUP, INC.
                                    REVIEWED
                          NOTES TO FINANCIAL STATEMENTS

NOTE F- RELATED PARTY TRANSACTIONS

On March 2, 1999, the Company purchased 2,185,000 shares of restricted common stock from President, David B. Howe and affiliated investors for $90,000 (Howe's cost) payable as follows: $30,000 cash and a note in the principal amount of $60,000 bearing 10% simple interest, due September 2, 2000. These shares were acquired by Howe and the investors in connection with his purchase of the Corporation. (See Note-B-Stockholders' Equity). As of December 6, 1999, this debt was converted to 13,334 shares of restricted stock.

These shares were then simultaneously exchanged as part of the purchase price for the hydroponics technology from Michael Foundation, Ltd., and Tillman & Associates, Inc., that is necessary in the overall operation of the hydroponic herb and lettuce farm.

On December 6, 1999, the remaining balance of $80,000 due Tillman & Associates, Inc. on the promissory note given in exchange for technology, was converted into restricted common stock of the Company at a rate of $6.00 per share for a total of 13,334 shares. The interest due on the note of $6,525.19 was paid in cash. Mr. Tillman is President of Tillman & Associates, Inc. and is President of Pinecrest Farms, Inc.

In December 1999, 10,000 restricted shares of common stock were issued to Sheryl Salvadore, the Company's Corporate Secretary, pursuant to a grant to her as a bonus on March 2, 1999 at a value of $1.50 per share.

In March 1999, the Company entered into a convertible line of credit with Michael Foundation, Limited, a major stockholder of the Company. This credit arrangement called for Michael Foundation, Limited, to provide working capital for the Company while it was arranging for acceptable long-term funding for its Phase I construction and working capital needed until the Company attained profitability. This line of credit was for a total of $900,000, which amount could be converted into restricted common stock of the Company at a price of $6.00 per share. By the end of November 1999, the Company had borrowed approximately $300,000 against the Michael Foundation, Limited line of credit. In December 1999, the line of credit arrangement with Michael Foundation, Limited, was modified to call for the absolute purchase of 150,000 shares of restricted common stock by Michael Foundation, Limited at a price of $6.00 per share for a total of $900,000.

On April 10, 2000, the Company entered into a convertible line of credit arrangement with Michael Foundation, Limited, a major stockholder of the Company. This credit arrangement called for Michael Foundation, Limited to provide working capital, from time to time, for the Company while it was arranging for acceptable long-term funding for its Phase 1 construction and working capital needs until the Company attained positive cash flow. This line of credit was for a total of $1,500,000, which could be converted into restricted common stock of the Company at a price of $6.00 per share. On June 25, 2000, Michael Foundation, Limited exercised its right to convert $744,758 on the line of credit, including approximately $8,991 in accrued interest, into 124,127 shares of restricted common stock at a price of $6.00 per share. On October 6, 2000, Michael Foundation, Limited exercised its right to convert the balance of $664,602 on the line of credit as of September 30,2000, including approximately $9,506.98 in accrued interest, into 110,768 shares of restricted common stock at a price of $6.00 per share.

                        PINECREST INVESTMENT GROUP, INC.
                                    REVIEWED
                          NOTES TO FINANCIAL STATEMENTS

NOTE F- RELATED PARTY TRANSACTIONS-(continued)

Pursuant to EITF 98-5, when the Company makes a draw of funds against the aforementioned line of credit, a journal entry is made that: (1) debits the amount of cash received; (2) credits the line of credit liability account; (3) debits a contingent debt discount account for the intrinsic value of the beneficial conversion feature; and (4) credits Additional Paid in Capital for the same amount as the contingent debt discount account. The amount debited to the contingent debt discount account is calculated as the difference between the fair value of the stock on the date the funds are received and the beneficial conversion price of $6.00 multiplied by the number of shares to be issued upon conversion, based upon that particular draw amount. The contingent debt discount account will be listed as a contra-equity account in the Stockholders' Equity section of the Balance Sheet. Upon conversion, at the lender's option and discretion, a journal entry is made that (1) debits the line of credit liability account for the appropriate amount to be converted (Conversion Price of $6.00 per share times the number of shares being issued); (2) credits the contingent debt discount account for the intrinsic value of the beneficial conversion feature for the shares being issued; (3) debits Interest Expense for the intrinsic value of the beneficial conversion feature for the shares being issued; (4) credits Common Stock for the par value of the shares being issued; and (5) credits Additional Paid in Capital for the balance.

NOTE G- INVESTMENT IN SUBSIDIARY

On April 8, 1999, Articles of Incorporation were filed for Pinecrest Farms, Inc., a Florida corporation wholly-owned by Pinecrest Investment Group, Inc. Pinecrest Farms, Inc., functions as a subsidiary of the Company and was formed for the purpose of owning and operating the produce farms. The growing technology and the land for the farms is owned by the Company.

The balance sheet of Pinecrest Investment Group, Inc. and Pinecrest Farms, Inc. are consolidated for these financial statements.

Item 2:    Management's Discussion and Analysis of Financial Condition
              and Results of Operations

OVERVIEW

         Pinecrest Investment Group, Inc. ("Pinecrest" or the "Company") utilizes hydroponic farming techniques to grow gourmet produce and medicinal quality plants. We commenced growing operations in August 2000 in our first two ranges comprising 60,000 square feet of harvestable production area. We intend to increase the size of our harvestable production area to an aggregate of 570,000 square feet by the middle of 2002.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

We had revenue from operations of $6,841 and a gross profit of $1,821 for the three months ended September 30, 2000 compared to no revenues during the three months ended September 30, 1999. We did not have a gross profit during the three months ended September 30, 1999 because we had not commenced generating revenues.

Selling, general and administrative expenses were $341,229 for the three months ended September 30, 2000 compared to $51,440 for the three months ended September 30, 1999. Our interest expense increased $225,900 during the three months ended September 30, 2000 compared to the same period last year. This increase is directly attributable to the conversion of debt to common stock by the Michael Foundation, Limited at a time when our stock was higher than the
6.00 conversion rate utilized by the Michael Foundation, Limited. The interest expense attributable to this conversion recorded during the three months ended September 30, 2000 was $191,778.71.

Net loss for the three month  period  ended  September  30, 2000 was $572,294 or
 .083 per share compared to a net loss of $58,426 or .011 per share. The increased losses for the three months ended September 30, 2000 were attributable to a larger interest expense, increased salary expenses resulting from the commencement of production, costs related to unsold crops and increased depreciation and amortization compared to the same period last year.

Liquidity and Capital Resources

We are a development stage company, our operations and capital expenditures have been completely financed through the use of short-term and long-term credit arrangements as well as the sale and/or exchange of our common stock. Cash generated during the 12-month period ending December 1999 from our financing activities totaled approximately $558,000 (inclusive of the funds raised through Michael Foundation, Limited, plus a subscription receivable due of $437,000). For the six months ended June 30, 2000 we received an aggregate of $1,172,766 through subscription receivables ($437,000) and approximately $735,766 from Michael Foundation Limited pursuant to a convertible line of credit.

During the three-month period ended September 30, 2000 the Company generated cash from financing activities in the amount of $664,602 inclusive of the funds raised through Michael Foundation, Limited pursuant to the previously referenced convertible line of credit arrangement and cash from operations of $1,221.65. Total sales from operations for this period totaled approximately $6,841. Trade accounts receivable as of September 30, 2000 totaled approximately $5,641. The Company posted a $571,765 deficit from operations for this three-month period. Pursuant to FASB EITF 98-5, $191,778.71 in interest expense was recorded during the three-month period from July 1, 2000 through September 30, 2000 as a beneficial feature of the convertible line of credit arrangement with Michael Foundation Limited.

We have made arrangements with Michael Foundation Limited to provide us with approximately $1,000,000 in additional cash, if needed. This should provide adequate funding to carry us through March 2001. We are pursuing a Federal Rural Development Act Loan or other comparable financing to finance Phase II of the Lithia facility. We have received significant interest in this project and we hope to complete such a transaction within the next few months, although there are no assurances that we will be successful in obtaining such financing. If we are unsuccessful in obtaining this financing, the rate of build-out of Phase II will be slower and resulting revenues and profits would be slower than projected since construction may have to be financed out of profits.

Construction of Phase II has been delayed due to construction materials delays and subcontractor scheduling conflicts created due to the materials delays. However, once Phase II, containing 5 greenhouse ranges, is completed and in operation, total monthly revenues from Phase I and Phase II facilities (a total of 7 greenhouse ranges) are anticipated to be in excess of $700,000 and monthly net income to be in excess of $300,000 ($42,857 per range).

Based on our cash flow projections, Phase III is to be financed out of profits and, therefore, no financing is anticipated at that time. The Company spent approximately $175,000 on engineers, permitting, materials and equipment which were incorporated into the Phase I Lithia facility and approximately $10,000 on research and development. Additional costs utilized to complete Phase I of the Lithia facility totaled approximately $850,000. Phase II costs for greenhouses and equipment are anticipated to total approximately $400,000 per greenhouse range.

Phase III costs are anticipated to be expended in late 2001 and 2002. The rate of completion of Phase III will depend greatly upon the timing of the build-out of Phase II. Phase III construction costs will also be approximately $400,000 per greenhouse range. A total of 12 greenhouse ranges will be built in Phase III at a total cost of $4,800,000.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

         From time to time, the Company is a party to litigation, which arise, in the normal course of business. There is no litigation pending, or threatened that, if determined adversely, would have a material effect upon the business or financial condition of the company.

Item 2.  Changes in Securities and Use of Proceeds

                  (a)      None

                  (b)      None

                  (c)      None

                  (d)      Not Applicable

Item 3.    Defaults upon Senior Securities

                  None

Item 4.    Submission of Matters to a Vote of Security Holders

                  None

Item 5.    Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   March 28, 2001                PINECREST INVESTMENT GROUP, INC.



                                       By:  /s/ David B. Howe
                                           -------------------------------------
                                           David B. Howe, CEO and Principal
                                           Executive and Chief Financial Officer