Form 10QSB
period 2000-12-31
PINECREST INVESTMENT GROUP INC
filed 2001-03-28
CIK 1096950

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

For the Quarter Period Ended
December 31, 2000                                    Commission File No. 0-29381


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

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

                        PINECREST INVESTMENT GROUP, INC.

                              FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                    REVIEWED

INDEX

         Accountant's  Report                                           F-1

         Balance Sheet                                                  F-2

         Statement of Operations                                      F-3-4
           For the six months ended December 31, 2000

         Statement of Cash Flows                                        F-5
           For the six months ended December 31, 2000

         Notes to Financial Statements                               F-6-11

                                    DRAKEFORD
                                        &
                                    DRAKEFORD
                         A LIMITED LIABILITY CORPORATION
                            ACCOUNTANTS & CONSULTANTS

John A. Della-Donna, CPA                                3235 Satellite Boulevard
Georgia #3424                                           Building 400, Suite 300
                                                        Duluth, Georgia 30096

                         INDEPENDENT ACCOUNTANTS' REPORT

To Shareholders of:
PINECREST INVESTMENT GROUP, INC.
TAMPA, FLORIDA


We have reviewed the accompanying balance sheet of PINECREST INVESTMENT GROUP, INC. as of December 31, 2000, and the related statements of operations, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of PINECREST INVESTMENT GROUP, INC.

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

DRAKEFORD & DRAKEFORD, LLC
February 12, 2001


                                     PINECREST INVESTMENT GROUP, INC.
                                         CONSOLIDATED BALANCE SHEET
                                                                                           REVIEWED       AUDITED
                                                                                           12/31/00        06/30/00
                                                                                        -----------------------------
                                              ASSETS
CURRENT ASSETS
   CASH                                                                                        19,127        78,683
   ACCOUNTS RECEIVABLE                                                                         21,557             -
   INVENTORY                                                                                  230,148             -
   OTHER ASSETS                                                                                 2,479         1,050
                                                                                        -----------------------------
     TOTAL CURRENT ASSETS                                                                     273,311        79,733
                                                                                        -----------------------------

PROPERTY, PLANT, AND EQUIPMENT
   GREENHOUSES AND EQUIPMENT                                                                1,275,228       681,939
   OFFICE FURNITURE AND EQUIPMENT                                                              43,801        27,609
   VEHICLES                                                                                    46,300        12,000
   LAND AND IMPROVEMENTS                                                                      564,798       524,882
                                                                                        -----------------------------
                                                                                            1,930,127     1,246,430

     LESS: ACCUM. DEPRECIATION                                                                (61,404)      (14,306)
                                                                                        -----------------------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT                                                    1,868,723     1,232,124
                                                                                        -----------------------------

OTHER ASSETS
   HYDROPONIC TECHNOLOGY                                                                    3,446,715     3,446,715
   DEPOSITS                                                                                     5,566         3,066
                                                                                        -----------------------------
                                                                                            3,452,281     3,449,781
     LESS: ACCUM. AMORTIZATION                                                                 (2,340)           -
                                                                                        -----------------------------
     TOTAL OTHER ASSETS                                                                     3,449,941     3,449,781
                                                                                        -----------------------------
TOTAL ASSETS                                                                                5,591,975     4,761,638
                                                                                        =============================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                                                           406,324        27,675

   VEHICLE FINANCING                                                                            9,093            -
   MORTGAGE PAYABLE-CURRENT                                                                   288,000       288,000
                                                                                        -----------------------------
     TOTAL CURRENT LIABILITIES                                                                703,417       315,675
                                                                                        -----------------------------
LONG-TERM DEBT-VEHICLE FINANCING                                                               15,632            -
                                                                                        -----------------------------
STOCKHOLDERS' EQUITY
   COMMON STOCK, $.0008 PAR VALUE,
   100,000,000 AUTHORIZED, 8,881,250;
   7,655,431 ISSUED & OUTSTANDING                                                               6,305         6,120
   ADDITIONAL PAID-IN CAPITAL                                                               7,252,054     5,704,702
   ACCUMULATED DEFICIT                                                                     (2,385,433)   (1,264,859)
                                                                                        -----------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                             4,872,926     4,445,963
                                                                                        -----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  5,591,975     4,761,638
                                                                                        =============================

     The accompanying notes are an integral part of the financial statements

                        PINECREST INVESTMENT GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    REVIEWED
                                                                                                        SIX MONTHS ENDED
                                                                                                    12/31/00        12/31/99
                                                                                                --------------------------------
INCOME                                                                                               107,658               -
COST OF GOODS SOLD                                                                                    61,857               -
                                                                                                --------------------------------
   GROSS MARGIN                                                                                       45,801               -
                                                                                                --------------------------------
EXPENSES
   SALARIES                                                                                          286,683           15,000
   PAYROLL TAXES & LEASING COST                                                                      105,642               -
   EMPLOYEE BENEFIT PROGRAMS                                                                          46,417               -
   ADVERTISING                                                                                        14,659           25,334
   AUTOMOTIVE EXPENSE                                                                                 11,905            3,072
   TRAVEL & ENTERTAINMENT                                                                              9,556            2,204
   CONSULTING FEES                                                                                    30,092           48,756
   CONTRACT & CASUAL LABOR                                                                             5,961               -
   INSURANCE                                                                                          15,368            1,608
   DEPRECIATION & AMORTIZATION                                                                        49,438               -
   REPAIRS & MAINTENANCE                                                                               4,800              331
   TAXES & LICENSES                                                                                   20,014              550
   POSTAGE & FREIGHT                                                                                   4,894            1,225
   RENT                                                                                               11,839            6,311
   OFFICE SUPPLIES & EXPENSE                                                                          23,720            2,290
   TELEPHONE                                                                                          13,554            6,658
   STOCK TRANSFER FEES                                                                                 2,073            7,458
   UTILITIES                                                                                           9,963               -
   COST OF UNSOLD CROPS                                                                              201,131               -
   MISCELLANEOUS EXPENSE                                                                              21,965              826
                                                                                                --------------------------------
     TOTAL OPERATING EXPENSES                                                                        889,674          121,623
                                                                                                --------------------------------
   NET LOSS BEFORE OTHER INCOME(EXPENSES)                                                           (843,873)        (121,623)
                                                                                                --------------------------------

OTHER INCOME (EXPENSES)
   INTEREST INCOME                                                                                        -                -
   INTEREST EXPENSES                                                                                (276,701)         (15,739)
                                                                                                --------------------------------
     TOTAL OTHER INCOME (EXPENSES)                                                                  (276,701)         (15,739)
                                                                                                --------------------------------
     NET LOSS                                                                                     (1,120,574)        (137,362)
                                                                                                ================================

     EARNINGS PER SHARE (LOSS)                                                                        (0.157)          (0.023)
     WEIGHTED AVERAGE SHARES OUTSTANDING                                                           7,158,254        5,866,327

SUPPLEMENTAL INFORMATION:
     CASH PAID FOR INTEREST                                                                          276,701           15,739
     CONVERSION OF DEBT INTO RESTRICTED STOCK                                                              -          140,000

     The accompanying notes are an integral part of the financial statements

                        PINECREST INVESTMENT GROUP, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS-CONDENSED
                                    REVIEWED

                                                               THREE MO. ENDED                       SIX MO. ENDED
                                                                 DECEMBER 31,                         DECEMBER 31,
                                                         2000                1999                2000            1999
                                                  ----------------------------------------  --------------------------------
INCOME                                                   100,817                    -             107,658               -
                                                  ----------------------------------------  --------------------------------
COSTS AND EXPENSES:
   COST OF SALES                                          56,837                    -              61,857               -
   SELLING,GENERAL,& ADMIN                               548,445                19,380            889,674          121,623
                                                  ----------------------------------------  --------------------------------
                                                         605,282                19,380            951,531          121,623
                                                  ----------------------------------------  --------------------------------
OPERATING LOSS                                          (504,465)             (19,380)           (843,873)        (121,623)
                                                  ----------------------------------------  --------------------------------
OTHER EXPENSES
   INTEREST                                              (43,815)                4,503           (276,701)         (15,739)
                                                  ----------------------------------------  --------------------------------
                                                         (43,815)                4,503           (276,701)         (15,739)
                                                  ----------------------------------------  --------------------------------
NET LOSS                                                (548,280)              (14,877)        (1,120,574)        (137,362)
                                                  ========================================  ================================
WEIGHTED AVG. SHARES OUTSTANDING                       7,245,968             6,485,127          7,158,254        5,866,327
NET LOSS PER SHARE                                        (0.076)               (0.002)            (0.157)          (0.023)

     The accompanying notes are an integral part of the financial statements

                        PINECREST INVESTMENT GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    REVIEWED
                                                                                                  SIX MONTHS ENDED
                                                                                              12/31/00        12/31/99
                                                                                         ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                                   (1,120,574)      (137,362)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
     NET CASH FLOWS USED IN OPERATING ACTIVITIES:
       DEPRECIATION & AMORTIZATION                                                                 49,438         4,455
       ACCOUNTS RECEIVABLE                                                                         (1,429)           -
       INVENTORY                                                                                 (230,148)           -
       OTHER CURRENT LIABILITIES                                                                        -        (6,205)
       OTHER CURRENT ASSETS                                                                       (21,557)            -
       NOTES PAYABLE                                                                                   -        (49,464)
       ACCOUNTS PAYABLE                                                                           378,649        (2,305)
                                                                                         ---------------------------------
   NET CASH FLOWS USED IN OPERATING ACTIVITIES                                                   (945,621)     (190,881)
                                                                                         ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       VEHICLES                                                                                    24,723            -
       LAND & IMPROVEMENTS                                                                        (39,915)      (16,095)
       GREENHOUSES & EQUIPMENT                                                                   (593,289)     (164,627)
       DEPOSITS                                                                                    (2,500)
       OTHER FIXED ASSETS                                                                         (50,492)       (1,294)
                                                                                         ---------------------------------
   NET CASH  (USED FOR) INVESTING ACTIVITIES                                                     (661,473)     (182,016)
                                                                                         ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       PAYMENTS ON NOTES PAYABLE                                                                       -       (189,464)
       COMMON STOCK SOLD FOR CASH                                                               1,547,537       617,780
                                                                                         ---------------------------------
   NET CASH FLOWS PROVIDED FROM FIN. ACTIVITIES                                                 1,547,537       428,316
                                                                                         ---------------------------------

NET CHANGE IN CASH & CASH EQUIVALENTS                                                             (59,557)       55,419
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       78,684         1,882
                                                                                         ---------------------------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                                             19,127        57,301
                                                                                         =================================

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

                        PINECREST INVESTMENT GROUP, INC.
                                    REVIEWED
                          NOTES TO FINANCIAL STATEMENTS

NOTE D-MORTGAGE PAYABLE

Current debt consists of the following mortgage payable:

                                          Current      Non-Current      Total
                                          -------      -----------      -----

         Hopewell Land Partners. Ltd.
         Secured by 40 acres,Lithia, Fl.
         Dated April 9, 1999. Rate of
         interest- 12%, simple interest.
         Interest only,                   $  288,000           -0-   $   288,000
                                          ----------  ------------   -----------
                  TOTALS                  $  288,000           -0-   $   288,000
                                          ==========  =============  ===========

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

NOTE E- INVENTORY AND COST OF UNSOLD PRODUCTS

Inventory consists of unharvested crops based on an estimated number of pounds per square foot planted; and harvested but unsold crops as of December 31, 2000. The weighted average method is used in the calculation of the pounds per square footage planted.

Since the Company began operations it has focused on increasing production of high quality products in order to pursue major contracts. Therefore, while pursuing these contracts, the Company has been forced to produce large volumes of products that go unsold until such time as the desired total volume of production is attained. An allocation of the costs of production of unsold products was made in the amount of $51,347 and $149,784 for the three months ended September 30, and December 31, 2000, respectively.

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

Results of Operations

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1999

We had revenue from operations of $107,658 and a gross profit of $45,801 for the six months ended December 31, 2000 compared to no revenues during the six months ended December 31, 1999. We did not have a gross profit during the six months ended December 31, 1999 because we had not commenced generating revenues.

Selling, general and administrative expenses were $889,674 for the six months ended December 31, 2000 compared to $121,623 for the six months ended December 31, 1999. The increase is directly attributable to the commencement of operations, which included employee hirings necessary to handle our crop loads. Our interest expense increased $260,962 during the six months ended December 31, 2000 compared to the same period last year. This increase is directly attributable to the conversion of debt to common stock by the Michael Foundation, Limited at a time when our stock was higher than the 6.00 conversion rate utilized by the Michael Foundation, Limited. The interest expense attributable to this conversion recorded during the six months ended December 31, 2000 was $276,701.

Net loss for the six month period ended December 31, 2000 was $1,120,574 or .157 per share compared to a net loss of $137,362 or .023 per share. The increased losses for the six months ended December 31, 2000 were attributable to a larger interest expense, increased salary expenses resulting from the commencement of production, costs related to unsold crops and increased depreciation and amortization compared to the same period last year.

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

During the six-month period ended December 31, 2000 the Company generated cash from financing activities in the amount of $1,547,537 inclusive of the funds raised through Michael Foundation, Limited pursuant to the previously referenced convertible line of credit arrangement and cash from operations of $945,621. Total sales from operations for this period totaled approximately $107,658. Trade accounts receivable as of December 31, 2000 totaled approximately $21,557. The Company posted an $843,873 deficit from operations for this six-month period. Pursuant to FASB EITF 98-5, $276,701 in interest expense was recorded during the six-month period from July 1, 2000 through December 31, 2000 as a beneficial feature of the convertible line of credit arrangement with Michael Foundation Limited.

We have made arrangements with Michael Foundation Limited to provide us with approximately $1,000,000 in additional cash, if needed. This should provide adequate funding to carry us through June 30, 2001. We are pursuing a Federal Rural Development Act Loan or other comparable financing to finance Phase II of the Lithia facility. We have received significant interest in this project and we hope to complete such a transaction within the next few months, although there are no assurances that we will be successful in obtaining such financing. If we are unsuccessful in obtaining this financing, the rate of build-out of Phase II will be slower and resulting revenues and profits would be slower than projected since construction may have to be financed out of profits.

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