Form 10QSB
period 2001-03-31
PINECREST INVESTMENT GROUP INC
filed 2001-05-11
CIK 1096950

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

For the Quarter Period Ended
March 31, 2001                                       Commission File No. 0-29381


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

Former name, former address and former fiscal year,
if changed since last report:  N/A
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]


As of May 2, 2001, there were 7,654,836 shares of Common Stock, $.0008 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PINECREST INVESTMENT GROUP, INC.

                              FINANCIAL STATEMENTS

                       FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                    REVIEWED

                                      INDEX

         Accountant's Report                                     F-1

         Balance Sheet                                           F-2

         Statement of Operations                               F-3,4
         For the nine months ended March 31, 2001

         Statement of Cash Flows                                 F-5
         For the nine months ended March 31, 2001

         Notes to Financial Statements                        F-6-11

                                    DRAKEFORD
                                        &
                                    DRAKEFORD
                         A LIMITED LIABILITY CORPORATION
                            ACCOUNTANTS & CONSULTANTS


John A. Della-Donna, CPA
3235 Satellite Boulevard
Georgia #3424
Building 400, Suite 300
Duluth, Georgia 30096


                         INDEPENDENT ACCOUNTANTS' REPORT

To Shareholders of:
PINECREST INVESTMENT GROUP, INC.
TAMPA, FLORIDA


We have reviewed the accompanying balance sheet of PINECREST INVESTMENT GROUP, INC. as of March 31, 2001, and the related statements of operations, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of PINECREST INVESTMENT GROUP, INC.

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

DRAKEFORD & DRAKEFORD, LLC
May 6, 2001

                        PINECREST INVESTMENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                                                                      REVIEWED        AUDITED
                                                                                      03/31/01       06/30/00
                                                                                   -----------------------------
                                             ASSETS

CURRENT ASSETS
   CASH                                                                                 42,992        78,683
   ACCOUNTS RECEIVABLE                                                                  43,290             -
   INVENTORY                                                                           234,126             -
   OTHER ASSETS                                                                          8,090         1,050
                                                                                    -----------------------------
     TOTAL CURRENT ASSETS                                                              328,498        79,733
                                                                                    -----------------------------
PROPERTY, PLANT, AND EQUIPMENT
   GREENHOUSES AND EQUIPMENT                                                         1,419,062       681,939
   OFFICE FURNITURE AND EQUIPMENT                                                       43,924        27,609
   VEHICLES                                                                             49,503        12,000
   LAND AND IMPROVEMENTS                                                               567,686       524,882
                                                                                    -----------------------------
                                                                                     2,080,175     1,246,430

     LESS: ACCUM. DEPRECIATION                                                         (93,677)      (14,306)
                                                                                    -----------------------------

     TOTAL PROPERTY, PLANT AND EQUIPMENT                                             1,986,498     1,232,124
                                                                                    -----------------------------
OTHER ASSETS
   HYDROPONIC TECHNOLOGY                                                             3,446,715     3,446,715
   DEPOSITS                                                                              9,716         3,066
                                                                                    -----------------------------
                                                                                     3,456,431     3,449,781

     LESS: ACCUM. AMORTIZATION                                                          (9,855)            -
                                                                                    -----------------------------

     TOTAL OTHER ASSETS                                                              3,446,576     3,449,781
                                                                                    -----------------------------

TOTAL ASSETS                                                                         5,761,572     4,761,638
                                                                                    =============================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                                                    441,803        27,675
   VEHICLE FINANCING                                                                     9,093             -
   MORTGAGE PAYABLE-CURRENT                                                                  -       288,000
                                                                                    -----------------------------
     TOTAL CURRENT LIABILITIES                                                         450,896       315,675
                                                                                    -----------------------------
LONG-TERM DEBT
   VEHICLE FINANCING                                                                    14,191             -
   MORTGAGE PAYABLE                                                                    400,000             -
                                                                                    -----------------------------
     TOTAL LONG-TERM DEBT                                                              414,191             -
                                                                                    -----------------------------

STOCKHOLDERS' EQUITY
   COMMON STOCK, $.0008 PAR VALUE,
   100,000,000 AUTHORIZED, 9,253,236;
   7,655,431 ISSUED & OUTSTANDING                                                        6,602         6,120
   ADDITIONAL PAID-IN CAPITAL                                                        8,286,604     5,704,702
   ACCUMULATED DEFICIT                                                              (3,396,721)   (1,264,859)
                                                                                    -----------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                      4,896,485     4,445,963
                                                                                    -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           5,761,572     4,761,638
                                                                                    =============================

     The accompanying notes are an integral part of the financial statements

                        PINECREST INVESTMENT GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    REVIEWED
                                                                                                     NINE MONTHS ENDED
                                                                                                    03/31/01        03/31/00
                                                                                       ---------------------------------------
INCOME                                                                                               262,521              -
COST OF GOODS SOLD                                                                                   148,655              -
                                                                                       ---------------------------------------
   GROSS MARGIN                                                                                      113,866              -
                                                                                       ---------------------------------------

EXPENSES
   SALARIES                                                                                          485,346         70,911
   PAYROLL TAXES & LEASING COST                                                                      175,884         50,705
   EMPLOYEE BENEFIT PROGRAMS                                                                          85,544              -
   ADVERTISING & PROMOTION                                                                            19,431         26,138
   AUTOMOTIVE EXPENSE                                                                                 18,902          3,870
   TRAVEL & ENTERTAINMENT                                                                             11,284          4,227
   CONSULTING FEES                                                                                    53,881         88,756
   CONTRACT & CASUAL LABOR                                                                             6,282         21,080
   INSURANCE                                                                                          22,737          1,608
   DEPRECIATION & AMORTIZATION                                                                        89,233          3,279
   REPAIRS & MAINTENANCE                                                                               8,110            626
   TAXES & LICENSES                                                                                   25,168          5,721
   LEGAL & ACCOUNTING                                                                                 14,720          5,043
   POSTAGE & FREIGHT                                                                                   8,561          3,762
   RENT                                                                                               56,791          9,589
   OFFICE SUPPLIES & EXPENSE                                                                          31,636          6,282
   TELEPHONE                                                                                          18,887         10,188
   STOCK TRANSFER FEES                                                                                 3,098          3,532
   SECURITY                                                                                           19,472              -
   UTILITIES                                                                                          19,441              -
   PUBLIC STOCK & ADMIN. FEES                                                                              -          6,548
   COST OF UNSOLD CROPS                                                                              394,562              -
   MISCELLANEOUS EXPENSE                                                                              31,115          4,491
                                                                                       ---------------------------------------
     TOTAL OPERATING EXPENSES                                                                      1,600,085        326,356
                                                                                       ---------------------------------------
   NET LOSS BEFORE OTHER INCOME(EXPENSES)                                                        (1,486,219)      (326,356)
                                                                                       ---------------------------------------

OTHER INCOME (EXPENSES)
   INTEREST INCOME                                                                                         -              -
   INTEREST EXPENSES                                                                               (662,525)       (24,379)
                                                                                       ---------------------------------------
     TOTAL OTHER INCOME (EXPENSES)                                                                 (662,525)       (24,379)
                                                                                       ---------------------------------------
     NET LOSS                                                                                    (2,148,744)      (350,735)
                                                                                       =======================================

     EARNINGS PER SHARE (LOSS)                                                                        -0.258         -0.059

     WEIGHTED AVERAGE SHARES OUTSTANDING                                                           8,624,523      5,866,327

SUPPLEMENTAL INFORMATION:
     CASH PAID FOR INTEREST                                                                          662,525         24,379

     The accompanying notes are an integral part of the financial statements

                        PINECREST INVESTMENT GROUP, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS-CONDENSED
                                    REVIEWED

                                             THREE MO. ENDED                             NINE MO. ENDED
                                                   MARCH 31,                                  MARCH 31,
                                                  2001               2000                2001                  2000
                                          -----------------------------------------------------------------------------------
INCOME                                          154,863                  -             262,521                      -
                                          -----------------------------------------------------------------------------------

COSTS AND EXPENSES:
   COST OF SALES                                 86,798                  -             148,655                      -
   SELLING,GENERAL,& ADMIN                      710,411            204,733           1,600,085                326,356
                                          -----------------------------------------------------------------------------------
                                                797,209            204,733           1,748,740                326,356
                                          -----------------------------------------------------------------------------------
OPERATING LOSS                                 (642,346)          (204,733)         (1,486,219)              (326,356)
                                          -----------------------------------------------------------------------------------

OTHER EXPENSES
   INTEREST                                    (385,824)            (8,640)           (662,525)               (24,379)
                                          -----------------------------------------------------------------------------------
                                               (385,824)            (8,640)           (662,525)               (24,379)
                                          -----------------------------------------------------------------------------------
NET LOSS                                     (1,028,170)          (213,373)         (2,148,744)              (350,735)
                                          ===================================================================================

WEIGHTED AVG. SHARES OUTSTANDING              8,603,857          5,759,482           8,624,523              5,866,327
NET LOSS PER SHARE                               -0.120             -0.037              -0.258                 -0.059

     The accompanying notes are an integral part of the financial statements

                        PINECREST INVESTMENT GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    REVIEWED
                                                                                                  NINE MONTHS ENDED
                                                                                            03/31/01             03/31/00
                                                                                          -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                               (2,148,744)            (350,735)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
     NET CASH FLOWS USED IN OPERATING ACTIVITIES:
       DEPRECIATION & AMORTIZATION                                                            89,233                3,279
       ACCOUNTS RECEIVABLE                                                                   (43,290)                   -
       INVENTORY                                                                            (234,126)                   -
       EXECUTIVE BONUSES IN EXCHANGE FOR STOCK                                                     -               15,000
       OTHER CURRENT LIABILITIES                                                                   -               (6,205)
       OTHER CURRENT ASSETS                                                                   (7,040)                   -
       NOTES PAYABLE                                                                               -              (49,464)
       ACCOUNTS PAYABLE                                                                      414,128               (2,305)
                                                                                          -----------------------------------
   NET CASH FLOWS USED IN OPERATING ACTIVITIES                                            (1,929,839)            (390,430)
                                                                                          -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       VEHICLES                                                                              (37,503)                   -
       LAND & IMPROVEMENTS                                                                   (42,804)             (88,095)
       GREENHOUSES & EQUIPMENT                                                              (737,123)            (374,753)
       DEPOSITS                                                                               (6,650)
       OTHER FIXED ASSETS                                                                    (16,315)             (80,059)
                                                                                          -----------------------------------
   NET CASH  (USED FOR) INVESTING ACTIVITIES                                                (840,395)            (542,907)
                                                                                          -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       NOTES PAYABLE                                                                         135,284               84,306
       COMMON STOCK SOLD FOR CASH                                                          2,599,259              911,955
                                                                                          -----------------------------------
   NET CASH FLOWS PROVIDED FROM FIN. ACTIVITIES                                            2,734,543              996,261
                                                                                          -----------------------------------

NET CHANGE IN CASH & CASH EQUIVALENTS                                                        (35,691)              62,924
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  78,683                    -
                                                                                          -----------------------------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                                        42,992               62,924
                                                                                          ===================================

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

         Cash, Equivalents and Fair Value of Financial Instruments

         All highly liquid investments with maturaties of three months or less when purchased are cash equivalents. Cash equivalents are carried at the lower of cost or market. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the period presented the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

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

                        PINECREST INVESTMENT GROUP, INC.
                                    REVIEWED
                          NOTES TO FINANCIAL STATEMENTS

         NOTE D-MORTGAGE PAYABLE

         Debt consists of the following mortgage payable:

                                              Current    Non-Current  Total
                                              -------    -----------  -----
         Theodore J. Couch, Sr. Rev. Trust
         Theodore J. Couch,Sr., as Trustee
         Secured by 40 acres, Lithia, Fl.
         Dated March 9, 2001, 12% simple
         Interest only,                     $        0     $400,000   $400,000
                                            ----------     --------   --------
                  TOTALS                    $        0     $400,000   $400,000
                                            ==========     ========   ========


         On April 9, 1999 the Company purchased a 40-acre tract of land in Lithia, Fl., approximately 20 miles southeast of its Tampa, Fl. Corporate offices, for $360,000. The Company provided $72,000 as a down payment and the seller, Hopewell Land Partners, Limited, provided pur chase money mortgage financing for the balance of $288,000. On March 9, 2001 the Company refinanced property with Theodore J. Couch, Sr. Revocable Trust in the amount of $400,000 with interst at 12% per annum, payable monthly for three years.

         Principal will be due and payable on March 9, 2004.

         NOTE E- INVENTORY AND COST OF UNSOLD PRODUCTS

         Inventory consists of unharvested crops based on an estimated number of pounds per square foot planted; and harvested but unsold crops as of March 31, 2001. The weighted average method is used in the calculation of the pounds per square footage planted.

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

         On December 6, 1999, the remaining balance of $80,000 due Tillman & Associares, Inc. on the promissory note given in exchange for technology, was converted into restricted common stock of the Company at a rate of $6.00 per share for a total of 13,334 shares. The interest due on the note of $6,525.19 was paid in cash. Mr. Tillman is President of Tillman & Associates, Inc. and is President of Pinecrest Farms, Inc.

         In December 1999, 10,000 restricted shares of common stock were issued to Sheryl Salvadore, the Company's Corporate Secretary, pursuant to a grant to her as a bonus on March 2, 1999 at a value of $1.50 per share.

         In March 1999, the Company entered into a convertible line of credit with Michael Foundation, Limited, a major stockholder of the Company. This credit arrangement called for Michael Found- ation, Limited, to provide working capital for the Company while it was arranging for acceptable long-term funding for its Phase I construction and working capital needed until the Company att- ained profitability. This line of credit was for a total of $900,000, which amount could be converted into restricted common stock of the Company at a price of $6.00 per share. By the end of November 1999, the Company had borrowed approximately $300,000 against the Michael Foundation, Limited line of credit. In December 1999, the line of credit arrangement with Michael Foundation, Limited, was modified to call for the absolute purchase of 150,000 shares of restricted common stock by Michael Foundation, Limited at a price of $6.00 per share for a total of $900,000.

         On April 10, 2000, the Company entered into a convertible line of credit arrangement with Michael Foundation, Limited, a major stockholder of the Company. This credit arrangement called for Mich-ael Foundation, Limited to provide working capital, from time to time, for the Company while it was arranging for acceptable long-term funding for its Phase 1 construction and working capital needs until the Company attained positive cash flow. This line of credit was for a total of $1,500,000, which could be converted into restricted common stock of the Company at a price of $6.00 per share. On June 25, 2000, Michael Foundation, Limited exercised its right to convert $744,758 on the line of credit, including approximately $8,991 in accrued interest, into 124,127 shares of restricted common stock at a price of $6.00 per share. On October 6, 2000, Michael Foundation, Limited exercised its right to convert the balance of $664,602 on the line of credit as of September 30,2000, including app- roximately $9,506.98 in accrued interest, into 110,768 shares of restricted common stock at a price of $6.00 per share.

                        PINECREST INVESTMENT GROUP, INC.
                                    REVIEWED
                          NOTES TO FINANCIAL STATEMENTS


         NOTE F- RELATED PARTY TRANSACTIONS-(continued)

         On February 26, 2001 the Michael Foundation, Limited convertible line of credit arrangement was increased from $2,500,000 to $3,500,000 and the conversion rate for all funds extended after December 31, 2000 was changed from $6.00 per share to $2.00 per share.

         On April 12, 2001 Michael Foundation, Limited exercised its right to convert the balance of approximately $743,972 on the line of credit as of March 31, 2001, including approximately $10,508 in accrued interest, into 371,986 shares of restricted common stock at a price of $2.00 per share.

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

Results of Operations

NINE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 2000

         We had revenue from operations of $262,521 and a gross profit of $113,866 or 43.4% of sales for the nine months ended March 31, 2001 compared to no revenues during the nine months ended March 31, 2000. We did not have a gross profit during the nine months ended March 31, 2000 because we had not commenced generating revenues.

         Selling, general and administrative expenses were $1,600,085 for the nine months ended March 31, 2001 compared to $326,356 for the nine months ended March 31, 2000. The increase is directly attributable to the commencement of operations, which included employee hirings necessary to handle our crop loads. Our interest expense increased $638,146 during the nine months ended March 31, 2001 compared to the same period last year. This increase is directly attributable  to  the  conversion  of  debt  to  common  stock  by  the  Michael
Foundation, Limited at a time when our stock was higher than the $2.00 conversion rate utilized by the Michael Foundation, Limited. The interest expense attributable to this conversion recorded during the nine months ended March 31, 2001 was $290,875.

         Net loss for the nine month period ended March 31, 2001 was $2,148,744 or $.258 per share compared to a net loss of $350,735 or $.059 per share for the nine months ended March 31, 2000. The increased losses for the nine months ended March 31, 2001 were attributable to a larger interest expense, increased salary expenses resulting from the commencement of production, costs related to unsold crops and increased depreciation and amortization compared to the same period last year.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 200

         We had revenue from operations of $154,863 and a gross profit of $68,065 or 44% of sales for the three months ended March 31, 2001 compared to no revenues during the three months ended March 31, 2000. We did not have a gross profit during the three months ended March 31, 2000 because we had not commenced generating revenues.

         Selling, general and administrative expenses were $710,411 for the three months ended March 31, 2001 compared to $204,733 for the three months ended March 31, 2000. The increase is directly attributable to the commencement of operations, which included employee hirings necessary to operate the farm. Our interest expense increased $377,184 during the three months ended March 31, 2001 compared to the period last year. This increase is directly attributable to the conversion of debt to common stock by the Michael Foundation Limited at a time when our stock was higher than the $2.00 conversion rate utilized by Michael Foundation Limited.

         Net loss for the three month period ended March 31, 2001 was $1,028,170 or $.12 per share compared to a net loss of $213,373 or $.037 per share for the three months ended March 31, 2000. The increased losses for the three months ended March 31, 2001 were attributable to a larger interest expense, increased salary expenses resulting from the commencement of production, costs related to unsold crops and increased depreciation and amortization compared to the same period last year.

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

         During the nine-month period ended March 31, 2001 the Company generated cash from financing activities in the amount of $833,464 inclusive of the funds raised through Michael Foundation, Limited pursuant to the previously referenced convertible line of credit arrangement and cash from operations of $219,231. Total sales from operations for this period totaled approximately $262,521. Trade accounts receivable as of March 31, 2001 totaled approximately $43,290. The Company posted a $1,524,019 deficit from operations for this nine-month period. Pursuant to FASB EITF 98-5, $290,875 in interest expense was recorded during the nine-month period from July 1, 2000 through March 31, 2001 as a beneficial feature of the convertible line of credit arrangement with Michael Foundation Limited.

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

Dated:   May 11, 2001                   PINECREST INVESTMENT GROUP, INC.



                                        By: /s/ David B. Howe
                                           -----------------------
                                           David B. Howe, CEO and Principal
                                           Executive and Chief Financial Officer