Form 10KSB
period 2000-06-30
PINECREST INVESTMENT GROUP INC
filed 2001-05-22
CIK 1096950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                   FORM 10-KSB

(Mark One)
  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2000

                                       OR

 [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-29381

                        PINECREST INVESTMENT GROUP, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                  59-3467929
   ------------------------------                  ---------------------
   (State or other jurisdiction of                   (I.R.S. Employer
           incorporation)                           Identification No.)

                         1211 Tech Boulevard, Suite 101
                              Tampa, Florida 33619
                                 (813) 620-0044
          (Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to section 12(g) of the Act: Common Stock
                                                                $.0008 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuer's revenues for its most recent fiscal year were $-0-.

On May 2, 2001, the aggregate market value of Pinecrest Investment Group, Inc.'s, common stock held by non-affiliates was approximately $6,161,168, based on a price per share of common stock of $2.65.

On May 2, 2001, 7,654,836 shares of the registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS

PART I

Item 1. Business..........................................................   1

Item 2. Properties........................................................  10

Item 3. Legal Proceedings.................................................  11

Item 4. Submission of Matters to a Vote of Security Holders...............  11

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters...........................................................  12

Item 6. Management's Discussion and Analysis or Plan of Operation.........  14

Item 7. Financial Statements..............................................  18

Item 8. Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure..........................................  18

Item 9. Directors and Executive Officers of the Registrant................  18

Item 10. Executive Compensation...........................................  19

Item 11. Security Ownership of Certain Beneficial Owners and Management...  21

Item 12. Certain Relationships and Related Transactions...................  24

PART III

Item 13. Exhibits and Reports on Form 8-K.................................  27

Note Concerning Forward-Looking Information

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate,"
"believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward- looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we have not accurately predicted or over which we have no control. These events may include future operating results, our efforts to address Year 2000 issues and potential competition, among other things. Cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this report could have a material adverse effect on our business, operating results and financial condition.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Pinecrest Investment Group, Inc. ("Pinecrest" or the "Company") was incorporated on September 9, 1997, in the state of Florida under the name Synthetic Flowers of America, Inc. In connection with its original organization, the Company issued 4,000,000 shares of its common stock to its former President. On January 15, 1999 the former President sold 3,680,000 shares to David Howe, the Company's current President and several independent investors for an aggregate of $150,000 in cash. Concurrently with this transaction, the Company took the following actions: (i) amended its articles of incorporation to (a) change its name to Pinecrest Investment Group, Inc. (b) increased its authorized common stock to 100,000,000 shares and (c) authorized 25,000,000 shares of preferred stock; (ii) elected new directors; (iii) appointed new officers; and
(iv) changed the registered corporate agent.

         On March 2, 1999, Pinecrest purchased certain hydroponic information and technology from Michael Foundation, Limited and Tillman & Associates, Inc. in exchange for an aggregate of 2,185,000 shares of our common stock valued at $1.50 per share and a promissory note in the principal amount of $85,000. In connection with this transaction, 2,135,000 shares were issued to Michael Foundation, Limited and 50,000 shares and the $85,000 promissory note was paid to Tillman & Associates, Inc. The hydroponics information and technology included hydroponic growth solution formulas, trade secrets and equipment and greenhouse specifications and crop and equipment maintenance plans and programs. In November 1999, we hired Thomas M. Tillman, President of Tillman & Associates, Inc. as President of our subsidiary, Pinecrest Farms, Inc.

         In April 1999 we formed Pinecrest Farms, Inc. a Florida corporation as a wholly owned subsidiary. This entity was formed for the purpose of owning and operating the hydroponic produce farms. The technology and underlying land is owned by the Company.

         On April 9, 1999, the Company purchased approximately 40 acres of land located in Lithia, Florida, approximately 20 miles southeast of its Tampa, Florida corporate offices from Hopewell Land Partners. The land is the site of the Company's first hydroponic food production facility and, when fully completed, will be comprised of 19 greenhouse ranges, a 10,000 square foot packing and distribution building and temporary administrative offices for its farming operations. Each greenhouse range will contain 30,000 square feet of harvestable production area.

         Phase I, which was completed in August 2000, included the construction of the first two ranges (60,000 square feet of harvestable production area), as well as obtaining building permits for Phases II and III. The initial 60,000 square feet of harvestable production area produces weekly harvests. More specifically, the first range in Phase I was completed in June 2000 and product sales began in July 2000. The second range was complete and fully operational in August 2000.

         Phase II, will be comprised of five more ranges and will increase the harvestable production area by an additional 150,000 square feet, and is anticipated to be completed and operational by December 2001.

         Phase III encompasses the remaining 12 greenhouse ranges and 360,000 square feet. Phase III is expected to be completed by the summer of 2002.

         The Company currently has over 60 customers that include Walt Disney World, Disney Cruise Lines, various Marriott and Wyndham resorts and hotels, Grosvenor Resorts, Caribe Royale, The Peabody Orlando and The Don Cesar Hotel and a national food service distributor to name a few. The Company is currently finalizing arrangements with the Orange County Convention Center in Orlando, Florida, Carnival Cruise Lines, Carrabba's Italian Restaurants, Macaroni Grill, Darden Restaurants, two additional local food distributors and two additional national food distributors. In addition, the Company was asked to submit an application to Avendra, a national purchasing service provider founded by Marriott International, Hyatt Hotels Corporation, ClubCorp USA, Inc., Bass Hotels & Resorts and Fairmont Hotels & Resorts to be a preferred provider of herbs, lettuces and specialty produce for the Florida market. The Company submitted its application on February 20, 2001.

         The Company has previously announced that it was considering joint ventures with several entities as technology partners in various geographical locations. At this time, the Company has determined that it is not in the best interest of the Company to pursue and/or consummate any joint ventures.

INDUSTRY  OVERVIEW

         Hydroponics is the method of growing plants without soil and is a more efficient way to provide water and nutrients to plants. Instead of using soil where a plant must first grow a large root system to find food and water, hydroponics uses a wet growing medium and specially prepared nutrient solutions that go directly to the roots of the plant. This enables the plant to spend more energy growing above the surface, producing more vegetation and larger flowers and vegetables. Because root systems are compact in size in the hydroponic growing environment, plants may be grown closer together, yielding greater crops per square foot, as well as growing up to twice as quickly due to the high levels of oxygen in the root system.

         Other advantages of a hydroponic growing system are (i) because there is no soil, there will be no weeds or soil-borne pests and disease, and (ii) plants will maintain optimum nutrient and moisture levels which produces healthier plants, faster growing plants and plants that will be more disease resistant as they are not stressed by drought. Because of these advantages, hydroponic produce has a longer shelf life than soil-grown produce.

BUSINESS OVERVIEW

         Pinecrest's proprietary growing system centers on the design of high-tech greenhouses and specific nutrient feeding formula and feeding schedules. Pinecrest's greenhouses differ from traditional greenhouses. Whereas traditional greenhouses have a screening and translucent cover,

Pinecrest's design has a microscreen to keep out virtually all insects and a special roof to allow sunlight in without the damaging ultraviolet rays that can burn leaves and cause a waxy buildup on the plants, both of which deplete the plant of its essential oils that provide flavor and nutrition. Pinecrest's feeding system is designed to precisely monitor correct dosages of specific nutrients for delivery to plants based on their individual needs.

         Our  farming  system   encompasses   greenhouse   design,   nutritional
supplements, feeding cycles and dosages and environmental effects. Pinecrest's growing system is a closed environment without polluted water, airborne pesticides or mechanically induced non-organic chemicals. Due to the closed environment, Pinecrest's methods provide: (i) the elimination of damage control of infestation by the addition of insects that are natural predators to plant-eating insects, (ii) limited organic pesticides, and (iii) the inclusion of barrier plants which are not only discouraging to insects but are harvestable as well; such as rosemary as a shrub line and marigolds and dandelions as edible flowers.

OPERATIONAL OVERVIEW

         Pinecrest's business operations will be categorized into the following areas: Hydroponic Food Production Facilities (HFPF), Product Mix and Cost of Production, Nutrient Mix and Feeding Schedules, Greenhouse Design, Method of Irrigation, Product Distribution and Delivery, Marketing and Personnel and Administration.

         The Company anticipates that a typical HFPF location will be built on a 40 to 50 acre tract of land. These tracts would contain up to approximately 750,000 square feet of harvestable hydroponic growing area, as well as approximately 40,000 square feet of administrative and processing buildings. Roughly one-half of each site is dedicated to hydroponic facilities. Depending on local building codes and ordinances, the remainder of the site will be needed for parking, storm water retention and office facilities.

         The Company anticipates its product mix to include herbs, gourmet lettuces, herbal medicinals, edible flowers and plants for medicinal derivatives. Product mix during the first six months of production will be limited to herbs and lettuces with approximately 80% of production concentrated in lettuces and spinach. It is anticipated that the basic crop mix for the lettuce crops will be 60% spring mix/mesclun mix, 30% romaine lettuce and 10% spinach.

INITIAL FACILITY

         The location of our initial hydroponic production facility is on County Road 640 approximately one mile east of State Road 39 in the community of Lithia, in southeastern Hillsborough County, Florida. This 40-acre tract of land was purchased in April 1999 for $360,000. We paid $72,000 as a down payment and the seller, Hopewell Land Partners, Limited, provided purchase money mortgage financing for the balance of $288,000. The terms of the purchase money mortgage are interest only at 12% per annum, payable monthly, for one year at which time the balance was due and payable. Hopewell Land Partners, Limited has extended the balloon payment on a month-to-month basis during which we continue to make monthly interest payments. The

Company is pursuing mortgage financing through the use of a U.S. Rural Development Act loan and with interested private lenders and individuals.

         We received building and development permits from Hillsborough County with respect to the Lithia property in March 2000. The permits allow for a total of 19 greenhouse ranges (10 greenhouse hoops per range) and a 40,000 square feet processing/distribution facility including offices. Construction on the first two greenhouse ranges began immediately after permitting. The first range in Phase I was completed in June 2000 and product sales began in July 2000. The second range was completed and became fully operational in August 2000. Approximately 10 greenhouse ranges are targeted for construction by December 2001 bringing the total harvestable at that time to approximately 300,000 square feet. Several phases of construction are planned with the complete build-out scheduled for Summer 2002.

GREENHOUSE DESIGN

         The typical greenhouse structure consists of 10 hoop-style greenhouse buildings ("hoops"). Each hoop is 30 feet in width, 120 feet in length with 10-foot high sidewalls and 20-foot gable peaks to keep hot air off of the crops. When gutter-connected together, these 10 buildings make up a "range." The dimensions of each range are 120 feet wide by 300 feet long. The interior area of each range is approximately 36,000 square feet with harvestable area of approximately 30,000 square feet.

         In addition, each range has a 300-foot long by 12-foot wide screened lean-to that serves as an intake chamber for air going through the cooling pads. The cooling pads help keep temperatures down during the hot Florida summer months.

         The roofs of the buildings are made of a double layer of polyvinyl sheeting that is inflated to provide a small degree of insulation without significantly reducing beneficial solar rays. The sidewalls are similarly constructed using polyvinyl sheeting permanently attached. The end walls are made of corrugated polycarbonate panels. The polyvinyl sheeting for the roof and sidewalls has a useful life of approximately 5 years and will cost approximately $6,000, including labor, to replace. The corrugated polycarbonate panels used on the end walls should last in excess of 15 years and would cost approximately $14,000 to replace at today's costs.

         Air circulation is provided by greenhouse exhaust fans in each greenhouse range (3 fans per greenhouse hoop). These fans draw air into the lean-to intake chamber and through the cooling pads. As the air passes through the cooling pads, water from the cooling pads is absorbed and carried into the greenhouse growing area. As the water evaporates in the greenhouse, the greenhouse is cooled. The water-depleted air is then pulled out of the greenhouse by the exhaust fans. The air inside the greenhouses is completely exchanged for fresh air approximately every 53 seconds. This system, when used in conjunction with an automatic shade system that closes when the temperature inside the greenhouse reaches certain levels and cuts out approximately 55% of the sunlight, enables us to maintain temperatures inside the greenhouses of less than 90 degrees Fahrenheit at the plant level. The humidity levels vary greatly. The air inside of the greenhouses tends to be more humid than the air outside the greenhouse since the air entering the greenhouse is absorbing water as it passes through the cooling pads. However, extra humidity inside of the greenhouse does not in itself create a significant problem as long as the temperatures inside of the greenhouse are maintained at desired levels. In addition, circulating fans are located throughout each greenhouse range to keep air constantly moving within the greenhouse growing area.

FEEDING SYSTEM

         The actual mix of nutritional supplements and feeding schedules needed for optimum growth varies with the following criteria: (i) the daily, weekly and seasonal climate, (ii) daily analysis of the water supply at the farm location,
(iii) the desired weight and density of the product at harvest, and (iv) plant absorption rates. Using a hydroponic framework, Pinecrest's research, testing, and experimentation have resulted in an 80+ mineral supplement containing growth-optimizing nutrients not found in most soils or current commercial fertilizing products. Most commercial fertilizing products contain 4 basic components: nitrogen, phosphate, potassium and magnesium. Additional secondary ingredients include sulfur and calcium. In many instances, depending upon the desired result of a particular fertilizer and the coil and/or water composition, iron, zinc, boron, manganese and molybdenum are used. By using Pinecrest's new supplement mixture, maximum growth is achieved. Using the Company's growing system, the cultivation cycle for most of the products grown by the Company is approximately 120 days, with approximately 30 days from planting to the first harvest and 90 days for harvesting, with an average harvest of once per week. In the same square footage where an ordinary soil-based farmer may plant three harvestable crops in one year, the Company anticipates three 90-day harvesting cycles with an average of 13 harvests per cycle or 39 harvests per year for most of its herb and lettuce crops.

         Over-farming has depleted soil-grown produce of the micronutrients and trace minerals that are needed for proper human health. Pinecrest's growing process schedules the delivery of these micronutrients so that the produce harvested from each greenhouse is a consistently reliable source of micronutrients for the consumer. All micronutrients used are plant derived and non-toxic.

         Several methods of feeding were considered. After considerable experimentation and analysis, it was determined that a feed/starve flood/drain system design was the best all-around system. A brief discussion of the reasoning follows.

         Many early hydroponic systems used a constant drip method of irrigation or a pool that remained present at all times. One of the problems with these irrigation methods was that beds were constantly wet and it promoted pest and fungi growth. The feed/starve concept of irrigation is based on the idea that if the plants are only fed at certain intervals rather than a constant drip feed, the plants will be heartier and when harvested will survive for a longer period of time before wilting occurs. This will provide a longer shelf life for the crops. In addition, since water/nutrient mix is only present for short periods of time, a significant reduction in pest and fungi problems related to stagnant moisture will be experienced. Another benefit of this irrigation method is a significant reduction in the amount of water and fertilizer needed during the growing process.

         A primary variable to be dealt with on a location-by-location basis is the water supply. The Lithia location currently has a 4" well on site that is approximately 100 feet deep and has a current water table at approximately 58 feet deep. In addition, the Lithia location has received permits to drill three additional 4" wells approximately 300 feet deep. The total cost of drilling these wells, installing 5 horsepower submersible pumps and installing a single 2000-gallon water tank will be approximately $30,000. An analysis of the water will be necessary to determine the natural level of sulfur and iron in the water along with the unmodified pH content of the water. The water from the well currently on the Lithia site is ideal for the operation and based upon water from deep wells in close proximity to the site, that water is also expected to be suitable for such purposes.

         The major components in the basic design of the technology is similar to an ebb and flow hydroponics system consisting of a flood and drain grow bed, non-soil growing medium, plant pots or plug trays and a nutrient reservoir. The nutrient reservoir is used to mix the nutrient fertilizer concentrate into water. A pump is submerged into the nutrient reservoir and connected to a timer. The timer regulates when the nutrient solution flows to the grow beds and to the plants. The pots or plug trays are filled with the non-soil growing medium, the pots or plug trays are then planted with the desired seeds and placed onto the grow bed. A PVC fill pipe leads from the nutrient reservoir to the bottom of the grow bed. When the submerged pump in the nutrient reservoir is activated, the grow bed fills with water to a point where approximately the bottom 1/2 inch of the pots or plug trays are submerged into the nutrient solution. The growing medium then soaks up the nutrient solution like a sponge and provides it directly to the plant roots. It is imperative that the ebb and flow tray is always level. The PVC fill pipe can also be used to drain the unused nutrient solution back into the nutrient reservoir. Temperature and humidity, size and type of the plants and type of growing medium used factor in on how many times a day it comes on.

         In addition, specific levels of certain nutrients will be increased or decreased on a daily basis regardless of the makeup of the basic formula for that particular crop in order to thicken the leaves, increase oil content in the plants and increase stamina or shelf life immediately prior to harvesting. Increased oil content means more flavor and a higher quality product. Thicker leaves and increased oil content increases the weight of the produce, which is sold by the pound.

PINECREST PRODUCTS

         The product mix of each Pinecrest farm will initially be limited to the categories of herbs, lettuces and spinach. Pinecrest anticipates that lettuces and spinach will comprise approximately 80% of overall production. It is anticipated that the basic crop mix for the lettuce crops will be: 60% spring mix/mesclun mix; 30% romaine lettuce and 10% spinach.

         In addition, gourmet herb crops carrying high markup will also be produced. Although the anticipated herb crops will only account for approximately 20% of overall production, approximately one-third of total projected revenues and 40% of total gross profits will be derived from these crops. The initial anticipated crop mix for herbs will be approximately: 26%
basil, 20% chives, 20% rosemary, 13% thyme, 8% cilantro, 7.5% mint, 2% sage, 1.5% tarragon, 1.5% dill, .5% chervil and arugula. However, this crop mix may vary somewhat based on customer usage and market trends.

         Pinecrest has recently seen an increased demand and inquiry on specialty vegetable crops such as a thin-skinned sweet cucumber, heirloom tomatoes, other specialty tomatoes, baby squash, squash blossoms, and micro-greens. Pinecrest is currently producing these products, as there appears to be a solid market and profit margin for these items.

PRODUCT DELIVERY

         One of the Company's primary concerns is with the prompt delivery of fresh, high quality produce. The Company intends that products will be delivered to its customers within 24 hours of the time it was harvested. The Company has designed an inventory management system for its larger customers, which requires delivery personnel to constantly monitor the customer's product usage and shelf life and replenish as needed while supplementing with additional specific orders. Local delivery will be accomplished using a 14' - 16' refrigerated box truck with regional, bulk deliveries being accomplished by refrigerated semi-truck. The Company plans to lease or purchase the box trucks and to contract for the semi-trucks.

TARGET MARKETS

         Pinecrest has defined its primary market as four- and five-star hotels and resorts. Historically, these establishments use large volumes of herbs, lettuces and gourmet vegetables and usually employ master chefs who concentrate on quality rather than price. An added attraction is that the hydroponics technology allows the crops to grow in a completely soil-free environment, which virtually eliminates need for repeated washing.

         Secondary markets are cruise ship lines, smaller restaurants, caterers and retail consumers. These markets are typically more cost conscious and, in some cases, may have lower consumption levels. The Company believes that establishments having lower consumption levels but a reputation for higher quality foods will be attracted to the variety of gourmet lettuce mixes grown by Pinecrest. By offering high volume crops such as spring mix, mesclun mix, romaine lettuce and spinach, it will be affordable for the Company to deliver to smaller volume restaurants because the gourmet herbs and vegetables carry larger profit margins.

         The Company will also continue its research and development of producing high potency medicinal herbs and plants.

MARKETING STRATEGY

         Pinecrest's primary marketing strategy is to target executive chefs at four and five star resorts and restaurants through distribution of samples and promotional account servicing. The Company targeted an initial customer base in central Florida comprised of several large, high profile restaurants and resorts during the research and development phase. Contact has been maintained and the Company has received strong indication of their business. Some potential customers have asked the Company to explore an expanded product line, with comparable or potentially higher profit margins. Based upon Management's experience during the research and development phase, management does not feel that sales will be a primary concern. We are currently delivering product to several Walt Disney World resorts, restaurants, and convention centers, Disney Cruise Lines, The Peabody Orlando, The Grosvenor Resort (at Walt Disney World), The Hotel Royal Plaza (a Marriott property at Walt Disney World) and Cafe Creole (Tampa).

         As business increases, we believe a significant number of customers will be acquired within a central geographic area prior to having enough volume to justify another farm location. In this situation, a refrigerated semi-truck will transport the products in bulk to a central distribution facility. This facility could be similar to a florist shop in design with a large area in the back portion of the facility to allow for repackaging of the products for delivery to local customers. The front of the facility would provide a small area for retail and walk-in traffic for small customers such as caterers. When volume reaches a level that it can support another farm facility, we will determine a centralized location and construct a new facility.

         We also plan to use Internet marketing to reach customers in remote locations. Public relations articles written on the quality of the products are expected to interest many restaurants.

COMPETITION

         The hydroponic produce industry is competitive but fragmented. The Company could face significant competition. The Company's competitors differ depending on product type and geographic market with the primary volume of competition coming from California, Florida, Israel, Central America and Mexico. Several of the Company's competitors are well established and may have greater assets and financial resources than the Company, and larger marketing and research and development budgets.

         However, competition in the fresh produce industry is influenced not as much by price, as by the consistent supply of high-quality produce. In many cases, competitor products are delivered from another state, across the U.S. or in some instances from another country. Generally, the produce is not delivered until over a week after it is harvested. Pinecrest Farms expects to be able to deliver its products within 24 hours of the time it is harvested and in many instances within 12 hours.

         The Company believes that it can successfully compete in its chosen target markets due to its advanced hydroponic growing techniques that can produce the highest quality produce available, efficient, timely delivery and the ability to meet customers' product demands and price points.

WORLD WIDE WEB

         The Company has a World Wide Web home page at http://www.pncr.net. This web page contains basic information about the Company, its latest news, technology, products, investor information and frequently asked questions, as well as how to contact the Company.

TRADEMARKS AND PATENTS

         At this time, the Company has no patents or trademarks, however the Company's intellectual property attorneys are reviewing the possibilities of a patent on the nutritional formula used in its growing process.

GOVERNMENT APPROVALS

         Other than local business licenses and building permits, the Company is not required to obtain any governmental approval for any of its products or services. The Company does not know of any existing or probable governmental or environmental regulations that would have an effect on its business.

SERVICE AND SUPPORT

         The primary concern of the market to be serviced is the prompt delivery of fresh, high quality produce. Generally, the products will be delivered to the customers within 24 hours of the time they are harvested. In addition, the use of an inventory management system for larger customers is anticipated. This system requires the Company's delivery personnel to constantly monitor the customer's product usage volume and shelf life similar to bread truck delivery personnel. Many customers prefer this service because it guarantees the freshest produce and saves time.

         Fresh produce must be stored and transported at certain constant temperatures. Most herbs and lettuces must be stored at approximately 37 degrees Fahrenheit. However, basil must be stored at approximately 54 degrees Fahrenheit. In many instances, produce from competitors may be unrefrigerated for several hours after harvest before it is received at a warehouse where all produce is stored in one area, regardless of the specific refrigeration requirements of particular varieties of produce in order to maintain optimum freshness. In addition, temperature variances within the warehouse can be dramatic. The Company will typically deliver in 14'-16' refrigerated box trucks partitioned for zoned cooling to maintain temperatures at desired levels.

         Sales and delivery personnel will discuss product and service concerns of customers on a frequent and regular basis in an effort to avoid product quality problems, service issues and to address changing product needs of customers.

SEASONALITY

         The Company's product diversification and its ability to grow products year round is such that it does not expect to experience seasonal up or down turns.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The Company's regular operations relies on the availability of seeds, growing media, and nutrient growing solution ingredients in order to grow its products. None of these materials are proprietary; it is how and when they are used that is unique. All of these ingredients are readily available from a wide variety of vendors, none of which are deemed to be a critical single source supplier. Materials used to build the greenhouse ranges are also readily available from numerous vendors across the U.S.

WORKFORCE

         The Company currently utilizes the services of Total Employment Company ("TEC"), a professional employer organization based in Tampa, Florida to administer its human resources responsibilities.

         A professional employer organization is an organization that provides an integrated and cost effective approach to the management and administration of the human resources and employer risk of its clients, by contractually assuming substantial employer rights, responsibilities, and risk, through the establishment and maintenance of an employer relationship with the workers assigned to its clients.

         More specifically, a professional employer organization establishes a contractual relationship with its clients whereby it:

         o assigns workers to client locations, and thereby assumes responsibility as an employer for specified purposes of the workers assigned to the client locations;
         o reserves a right of direction and control of the employees and may share such responsibility with the client, consistent with the client's responsibility for its product or service;
         o pays wages and employment taxes of the employee out of its own accounts;
         o reports, collects, and deposits employment taxes with state and federal authorities;
         o establishes and maintains an employment relationship with its employees which is intended to be long term and not temporary; and
         o        retains a right to hire, reassign, and fire the employees.

         Through this relationship with TEC, as of June 30, 2000 the Company employed 2 administrative individuals in Pinecrest Investment Group, Inc., the parent entity. Our wholly owned subsidiary, Pinecrest Farms, Inc., employed 68 employees including the President of the subsidiary as of June 30, 2000. As construction is completed on additional greenhouses, we expect to employ additional individuals in areas of production, sales and marketing and administration. We do not currently have nor do we expect to have a collective bargaining agreement with our employees.

         All production personnel attend orientation classes describing the practices and procedures designed and used by Pinecrest Farms. Specific product training takes place both in the classroom and in the greenhouses to educate personnel in the following areas: product inspection, product care, product safety, product handling, product testing, product growth rates, product classifications and product harvesting, nutrient systems, pest control management, monitoring techniques, safety issues, water conservation, temperature control systems, lighting and company policy.

ITEM 2.  PROPERTIES.

         The Company's principal office is located at 1211 Tech Boulevard, Suite 101, Tampa, Florida 33619, where it leases approximately 1,200 square feet on a month-to-month basis.

         The Company also owns approximately 40 acres in eastern Hillsborough County, Florida located at 9107 Lithia-Pinecrest Road approximately one and one-half mile east of Highway 39 on Highway 640. This location is our first hydroponic farming facility.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On or about January 10, 2000, the Company mailed to its shareholders of record as of close of business on December 31, 1999, an Information Statement in which proxies were not requested or required. The Information Statement was mailed to the Company shareholders in connection with a proposed action by written consent to authorize and approve the following actions:

         (a) an Amendment to the Company's Articles of Incorporation to authorize a class of Preferred Stock, consisting of 10,000,000 authorized shares, no par value and to authorize the board of directors to issue such Preferred Stock in one or more series, without further approval of stockholders of the Company and to permit the board of directors to establish the attributes of any series of Preferred Stock prior to the issuance of any such series.

         (b) A forward stock split of 5 shares for each 4 shares of common stock issued and outstanding on the record date of December 31, 1999. Any fractional share was rounded up to the nearest full share. The end result was the issuance of an additional 1,506,175 shares of common stock.

         (c) A tender offer by the Company to purchase shares of common stock from its shareholders for $12 per share with the purchase price to be paid in the form of a debenture with 12% interest to be paid quarterly. The Company shareholders had until February 29, 2000 to tender the shares and can call for payment anytime after August 31, 2000 and the Company can redeem the debentures at any time. No shares were tendered in connection with this offer.

         (d) An Agreement and Plan of Reorganization to acquire 100% of the issued and outstanding common stock of ISBRE or an aggregate of 7,600,000 shares of common stock of the Company. The acquisition was expected to close on or about January 31, 2000. Pursuant to the Agreement, the Company was to issue an aggregate of 7,600,000 shares of the Company's common stock to the ISBRE shareholders and retire certain shares owned by the current shareholders of ISBRE.

         Subsequent to the mailing of the Information Statement to the Company's shareholders, (i) the Articles of Amendment to the Articles of Incorporation were filed to provide for the authorization of 10,000,000 preferred shares at no par value; (ii) 1,506,770 common shares were issued by the Company's transfer agent in connection with the 5 for 4 stock split and the certificates were mailed to the shareholders on February 4, 2000; (iii) based on the advice of legal counsel, the Company notified its shareholders on February 4, 2000 that the stock tender offer had been abandoned; and (iv) due to protracted due diligence on the potential merger with ISBRE, the Company notified its shareholders on February 4, 2000 that the Company had abandoned its plans to pursue this merger.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Company's Common Stock has been traded over-the-counter on the Electronic Pink Sheets under the symbol "PNCR" since April 20, 2000. From February 25, 1999 to April 19, 2000 our Common Stock was traded over-the-counter on the OTC-Bulletin Board under the same symbol.

         The following table sets forth the range of high and low bid quotations for the Company's Common Stock for the periods indicated as reported by the OTC Bulletin Board or Electronic Pink Sheets, as the case may be:

         Fiscal 2000                                  High              Low

         First Quarter (ending 9/30/99)              $ 6.38            $ 3.00
         Second Quarter (ending 12/31/99)            $20.00            $ 5.00
         Third Quarter (ending 3/31/00)              $21.00            $11.95
         Fourth Quarter (ending 6/30/00)             $15.00            $ 6.50

         Fiscal 1999                                  High              Low

         First Quarter (ending 9/30/98)               N/A               N/A
         Second Quarter (ending 12/31/98)             N/A               N/A
         Third Quarter (2/25/99-3/31/99)             $ 4.00            $ 2.10
         Fourth Quarter (ending 6/30/99)             $ 6.00            $ 2.75

Common Stock

         The Company is authorized to issue 100,000,000 shares of common stock, .0008 par value per share. The holders of common stock: (i) have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors, (ii) are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and (iv) are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders. The Company has not paid any dividends on its common stock to date. We anticipate that, for the foreseeable future, we will retain earnings, if any, to finance the continuing operations of its business. The payment of dividends will depend upon, among other things, our capital requirements and our operating and financial conditions. As of May 2, 2001 we had 7,654,836 shares of common stock issued and outstanding. The Company has approximately 265 shareholders of record. As of May 2, 2001 the board of directors authorized the issuance of an aggregate of 597,946 shares of common stock to Michael Foundation, Limited upon the conversion of its line of credit into equity. As of the date hereof, these shares have not been issued.

Preferred Stock

         The Company is authorized to issue 10,000,000 shares of preferred stock, no par value, with designations, rights and preferences determined from time to time by its board of directors. Our board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. To date, no preferred shares have been issued and the Company has no present intention to issue any shares of preferred stock. There can be no assurance that we will not do so in the future.

Recent Sales of Unregistered Securities

         On March 2, 1999 we purchased 2,185,000 shares from Mr. David Howe, our President and Chairman and certain third parties for $90,000, representing their cost, payable as follows: $30,000 in cash and the delivery of a promissory note in the principal amount of $60,000 bearing interest at 10% and due September 2, 2000. On December 6, 1999, the $60,000 note was converted into 13,334 shares of our Common Stock. The issuance of the shares was a non-public offering exempt from registration pursuant to Section 4(2) of the Act.

         The following securities were sold in reliance upon Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. The company kept 100% of the proceeds from the sale of securities and no underwriters were used and no commissions or discounts were paid.

ISSUE                NO. OF
DATE        TITLE    SHARES     SHARES ISSUED TO        CONSIDERATION    AMOUNT
----        -----    ------     --------------------    -------------    ------
02/11/99    Common   380,000    Michael Foundation      Services        $ 3,800
02/11/99    Common   380,000    Maple Hill Trust        Services          3,800
02/11/99    Common   280,000    Daisy Schapheer         Cash              2,800
02/11/99    Common   360,000    Robert Goldberg         Cash              3,600
02/11/99    Common   200,000    Walter W. Knitter       Cash              2,000
02/24/99    Common   150,000    Ralph Loveday           Cash              4,500

         The 2,185,000 shares were then simultaneously exchanged as part of the purchase price for the hydroponics technology from Michael Foundation, Ltd. (2,135,000 shares) and Tillman & Associates (50,000 shares). The issuance was non-public offering exempt from registration pursuant to Section 4(2) of the Act.

         In December 1999, we issued 10,000 shares to Sheryl Salvadore, our corporate secretary. The shares were issued to her as a bonus. The issuance was a non-public offering exempt from registration pursuant to Section 4(2) of the Act.

         In March 1999, we entered into a $900,000 convertible line of credit with Michael Foundation, Limited. In December 1999, the credit line was modified to a purchase of 150,000 shares at $6.00 or an aggregate purchase price of $900,000. The shares issued upon the conversion of the credit line were issued pursuant to Section 4(2) of the Act.

         In April 2000, we entered into a $1,500,000 convertible line of credit with Michael Foundation, Limited. On June 25, 2000, Michael Foundation, Limited converted $744,758 of indebtedness, including approximately $8,991 of accrued interest, into 124,127 shares at a conversion rate of $6.00 per share. On
October 6, 2000, Michael Foundation, Limited converted the balance of $664,602 outstanding under the line of credit as of September 30, 2000, including approximately $9,507 in accrued interest, into 110,768 shares at a conversion rate of $6.00 per share. Theses shares were issued pursuant to Section 4(2) of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This annual report on Form 10-KSB contains both historical and forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinecrest to be different from any future results, performance and achievements expressed or implied by these statements. You should review carefully all information, including the financial statements and the notes to the financial statements included in this annual report on Form 10-KSB. The following important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements contained herein:

         - the timing, impact and other uncertainties related to the construction of Phase II and Phase III;

         -        the impact of new technologies;

         -        the ability to obtain new customers;

         - our ability to satisfy the produce needs of our existing customer base; and

         -        interest   rate   fluctuations   and  other   capital   market
                  conditions.

         These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this report. Other unknown or unpredictable factors also could have material adverse effects on the future results of Pinecrest. The forward-looking statements in this report are made only as of the date of this report and, under Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, Pinecrest does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. Pinecrest cannot assure you that projected results will be achieved.

Introduction

         This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flow of the Company during the period from January 1999 to June 30, 2000. This should be read in conjunction with the financial statements and notes thereto included.

Cash Requirements and Operations Analysis

         Due to the Company being in a development stage, operations and capital expenditures have been completely financed through the use of short-term and long-term credit arrangements as well as the sale and/or exchange of the Company's common stock. Cash generated over the 12-month period from January 1999 through December 1999 from the Company's financing activities totaled
approximately   $558,000   (inclusive  of  the  funds  raised  through   Michael
Foundation, Limited, plus a subscription receivable due of $437,000). For the three-month period from January 2000 through March 2000, the only funds received were from payment of the subscription receivable of approximately $395,000. For the three-month period from April 2000 through June 2000, the balance of the subscription receivable of $42,000 was received plus approximately $735,766 received from Michael Foundation, Limited pursuant to a subsequent line of credit arrangement. Pursuant to FASB EITF 98-5, $503,230.96 in interest expense was recorded during the three-month period from April 1, 2000 through June 30, 2000 as a beneficial feature of the convertible line of credit arrangement with Michael Foundation, Limited.

         The Company is pursuing a Federal Rural Development Act Loan or other comparable financing to finance Phase II of the Lithia facility. While the Company has already received significant interest and expects to complete such a transaction within the next few months, it is possible the Company could be unsuccessful in obtaining such financing. In this event, the rate of build-out of Phase II of the Company's Lithia Operations and resulting revenues and profits would be slower than projected since construction would then be financed out of profits. However, the Company would still be able to maintain a positive cash flow position and positive net profits from operations.

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

Product Research & Development

         The Company will continue to research new product lines to which it can apply its technology on a project-by-project basis. The general budget for these expenditures will be allocated based on a percentage of profits that will vary as the Company expands. Although the specific projects change regularly, it is not anticipated that additional funding beyond this allocation will be necessary. Some of the projects that are currently being tested are tomatoes, cucumbers, and various varieties of peppers, squash, zucchini, and edible flowers. Future products to be tested include exotica melons and strawberries. One of the methods of production being tested using the technology is a gravity fed hydroponic tree. However, since these projects are investigative in nature, it cannot be determined at this time, how long the research and testing will take nor when, if or which projects will ever produce revenues.

Significant Capital Expenditures

         The Company spent approximately $175,000 on engineers, permitting, materials and equipment to be incorporated into the Phase I Lithia facility and approximately $10,000 on research and development in November and December of 1999. Additional costs to complete Phase I of the Lithia facility totaled approximately $850,000.

         Phase II costs for greenhouses and equipment are anticipated to total approximately $400,000 per greenhouse range. Phase II will consist of 5 greenhouse ranges for a total of $2,000,000.

         Phase I and II costs are expected to be expended late in the year 2000 and in 2001.

         Phase III costs are anticipated to be expended in late 2001 and 2002. The rate of completion of Phase III will depend greatly upon the timing of the build-out of Phase II. Phase III construction costs will also be approximately $400,000 per greenhouse range. A total of 12 greenhouse ranges will be built in Phase III at a total cost of $4,800,000.

Changes in Personnel

         The Company currently has 2 employees that are employed by the parent corporation, Pinecrest Investment Group, Inc. and approximately 100 employees of the subsidiary corporation, Pinecrest Farms, Inc.

         It is anticipated that the parent corporation will hire approximately five employees over the next twelve months. Pinecrest Farms, Inc. is anticipated to increase to approximately 200 employees over the next twelve months with the majority of them being provided through a professional employer organization.

Subsequent Events

         Production operations began in July 2000. During the three-month period from July 1, 2000 through September 30, 2000 the Company generated cash from financing activities in the amount of $664,602 inclusive of the funds raised through Michael Foundation, Limited pursuant to the previously referenced convertible line of credit arrangement and cash from operations of $1,222. Total sales from operations for this period totaled approximately $6,841. Trade accounts receivable as of September 30, 2000 totaled approximately $5,641. The Company posted a $571,765 deficit from operations for this three-month period. Pursuant to FASB EITF 98-5, $191,779 in interest expense was recorded during the three-month period from July 1, 2000 through September 30, 2000 as a beneficial feature of the convertible line of credit arrangement with Michael Foundation, Limited.

         During the three-month period from October 1 to December 31, 2000 the Company generated cash from financing activities in the amount of $681,846 inclusive of the funds raised through Michael Foundation, Limited pursuant to the previously referenced convertible line of credit arrangement and cash from operations of approximately $86,901. Total sales from operations for this period totaled approximately $100,817. Trade accounts receivable as of December 31, 2000 totaled approximately $21,557. The Company's farming operations produced a Gross Profit of $43,980, a Net Operating Deficit of $504,466 and a Net Loss of $548,280 for this three-month period. The Company's Farming Operations revenues were approximately $12,000 per week at the end of December and growing steadily. Due to the low price of the stock over recent months, there was no accrual of interest expense pursuant to FASB EITF 98-5 as a beneficial feature of the convertible line of credit arrangement with Michael Foundation, Limited.

         Arrangements have been made with Michael Foundation, Limited for the availability of approximately $1,000,000 in additional cash from financing if needed.

         The Company currently has over 60 customers that include Walt Disney World, Disney Cruise Lines, various Marriott and Wyndham resorts and hotels, Grosvenor Resorts, Caribe Royale, The Peabody Orlando and The Don Cesar Hotel and a national food service distributor to name a few. The Company is currently finalizing arrangements with the Orange County Convention Center in Orlando, Florida, Carnival Cruise Lines, Carrabba's Italian Restaurants, Macaroni Grill, Darden Restaurants, two additional local food distributors and two additional national food distributors. In addition, the Company was asked to submit an application to Avendra, a national purchasing service provider founded by Marriott International, Hyatt Hotels Corporation, ClubCorp USA, Inc., Bass Hotels & Resorts and Fairmont Hotels & Resorts to be a preferred provider of herbs, lettuces and specialty produce for the Florida market. The Company submitted its application on February 20, 2001.

Recent Accounting Pronouncements

         In 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for four types of hedges: hedges of changes in the fair value of assets or liabilities, firm commitments, forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. The Company does not currently participate in these types of financing activities and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

Impact of Inflation

         The Company is subject to normal inflationary trends and anticipate that any increased costs would be passed on to its customers.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this Item is found immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.

         The following table sets forth certain information concerning each of the Company's directors and executive officers:

Name                       Age                         Position
----                       ---                         --------
David B. Howe              48            Chairman of the Board, President, Chief
                                         Executive Officer

Sheryl B. Salvadore        44            Secretary, Treasurer, Director

Thomas M. Tillman          43            President, Pinecrest Farms, Inc.

David B. Howe - Chairman of the Board, President, and Chief Executive Officer - Mr. Howe has served as Chairman of the Board, President, and Chief Executive Officer of the Company since founding the Company in January 1999. From 1988 to the present, Mr. Howe has served as President of Blackhawk Financial Group, Inc., a privately held Florida corporation formerly specializing in mergers and acquisitions. Blackhawk, a company controlled by Mr. Howe, has not been active since 1996 and no activities are planned for the future. From 1991 to 1998, Mr. Howe consulted for Baylor Medical Products, Ltd., Baylor BioTechnologies Co., Ltd. and Beijing Regene Latex Products Co., Ltd. Mr. Howe earned a BA in business finance at the State University of New York at Fredonia where he has just completed a 12-year term as a member of its Foundation Board.

Sheryl B. Salvadore - Secretary, Treasurer and Director - Ms. Salvadore has served as Secretary, Treasurer and Director of the Company since January 1999. From 1995 to the present, Ms. Salvadore has served as Secretary of Blackhawk Financial Group, Inc., a privately held Florida corporation specializing in mergers and acquisitions. Her duties included administrative assistance to Mr. Howe. Blackhawk has not been active since 1996 and no activities are planned for the future. From 1981 to 1995, Ms. Salvadore served in various positions with Brandon State Bank, her last position being Vice President from 1993 to 1995.

Thomas M. Tillman - President of Pinecrest Farms, Inc. - Mr. Tillman has served as President of Pinecrest Farms, Inc. since November 1999. From 1997 to the present, he has served as President of Tillman & Associates, Inc., a privately held Florida corporation specializing in financial and management consulting. Tillman & Associates, Inc. ("TA") is a sub-chapter S corporation organized under the laws of the State of Florida in 1997 that is owned 100% by Thomas M. Tillman. Most of the consulting services rendered by TA involved tax planning, employee relations, efficiency analysis, computerized accounting systems and employee leasing enterprise management and profitability. TA typically maintained 5 or 6 clients at any one time. In 1999, TA generated revenues over $100,000, of which approximately 70% were generated from Pinecrest Investment Group, Inc. Income tax services comprised approximately 5% of revenues.

         From 1996 to 1997, Mr. Tillman served as Vice President and Chief Financial Officer of Employers 1st Trust Corp., an employee leasing company. In October 1992, Mr. Tillman filed for protection under Chapter 7 of the United States Bankruptcy Code with the action being discharged as of January 1993. From 1993 to 1997, Mr. Tillman served as President of ATR Financial Group, Inc., a privately held Florida corporation providing accounting and financial consulting services. ATR Financial Group, Inc. ("ATR") was a sub-chapter S corporation organized under the laws of the State of Florida in 1993 that was owned 100% by Thomas M. Tillman and his wife, Phyllis M. Tillman. ATR was a management-consulting firm that revolved around tax planning, computerized accounting systems and employee leasing company start-ups. The financial, tax and business management portion of the business accounted for approximately 20% of revenues. At its largest, ATR had approximately 30 accounting clients, 25 tax clients and 5 consulting clients that generated annual gross revenues of approximately $100,000. ATR was sold to Michael Fitzgerald, P.A. in June of 1996. Mr. Tillman earned a Bachelor of Arts degree from the University of South Florida majoring in Pre-law and Accounting.

ITEM 10. EXECUTIVE COMPENSATION.

The Summary Compensation Table below details all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers during the period from July 1, 1999 through June 30, 2000.

                           SUMMARY COMPENSATION TABLE
  -----------------------------------------------------------------------------
                                                   Annual Compensation
  ------------------------------------ ---------------------- -----------------
  Name and Principal Position                      Year               Salary
  ------------------------------------ ---------------------- -----------------
  David B. Howe (1)                                2000              $78,000
  Chairman, President, CEO                         1999                    0
  ------------------------------------ ---------------------- -----------------
  Sheryl B. Salvadore (2)                          2000              $19,500
  Secretary, Treasurer, Director                   1999                    0
  ------------------------------------ ---------------------- -----------------
  Thomas M. Tillman (3)                            2000              $60,000
  President of Pinecrest Farms, Inc.               1999              $13,846
  ------------------------------------ ---------------------- -----------------

(1) Mr. Howe entered into an employment agreement with the Company at an annual salary of $156,000 beginning in January 2000. Mr. Howe received compensation of $78,000 from January through June 2000.

(2) Ms. Salvadore began receive annual compensation of $39,000 in January 2000. Ms. Salvadore received $19,500 in salary from January through June 2000. During 1999, Ms. Salvadore received a stock grant of 10,000 shares of restricted common stock of the Company valued at $1.50 per share.

(3) Mr. Tillman entered into an employment agreement with the Company at an annual salary of $120,000 beginning in November 1999 of which $13,846 was paid through December 31, 1999 and $60,000 from January through June 2000. Mr. Tillman was also paid car and gasoline allowances in 1999 totaling $1,038 and in 2000 totaling $4,500. In 1999, Mr. Tillman also received compensation in the amount of $71,500 in exchange for consulting services paid to Tillman & Associates, Inc.

         In 1999 and in 2000 there were no Bonuses or Other Annual Compensation awarded, earned, or paid.

         In 1999 and in 2000 there was no Long Term Compensation and no Other Compensation awarded, earned, or paid. Pinecrest's directors are not compensated and the Company has no compensation plan for its directors. The Company's directors are elected by the shareholders at an annual meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 24, 2001, information concerning ownership of the Company's securities by (i) each Director, (ii) each executive officer, (iii) all Directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than five percent of each class:

                             Name and Address                              Amount              Percent
Title of Class            of Beneficial Owner (1)                          Owned             of Class (2)
--------------            -----------------------                          ------            ------------
Common              David B. Howe, Chairman, President and Chief
                    Executive Officer
                    1211 Tech Blvd., Suite 101
                    Tampa, FL  33619                                       512,500               6.695%

Common              Sheryl B. Salvadore, Secretary, Treasurer
                    and Director
                    1211 Tech Blvd., Suite 101
                    Tampa, FL  33619                                        12,500               0.163%

Common              Thomas M. Tillman (3)
                    President of Pinecrest Farms, Inc.
                    1211 Tech Blvd., Suite 101
                    Tampa, FL  33619                                        74,168               0.969%

Common              Michael Foundation, Limited (4)
                    Parque Empresarial Forum
                    Edificio B
                    1 Piso
                    Corretara Prospero Fernandez                                                47.259%
                    Santa Ana, Costa Rico                                3,617,684

All Executive Officers and Directors
    as a group (3 persons)                                                 599,168               7.827%

----------------------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, represents securities for which the beneficial owner has sole voting and investment power.
(2)      Based upon 7,654,836 shares currently outstanding.
(3) All shares issued to Tillman & Associates, Inc., a corporation controlled by Thomas M. Tillman.

(4) Michael Foundation, Limited is controlled by general manager, Simon Shaw. According to Simon Shaw, Michael Foundation, Limited is a privately held company whose primary efforts are as passive investors in commercial ventures such as farming, principally located in the western hemisphere. Mr. Shaw indicates that Michael Foundation, Limited does not exert pressure or influence on companies in which they make an investment and routinely performs extensive due diligence on the front-end of any venture they consider to make sure they are comfortable with its structure. Mr. Shaw has indicated that Michael Foundation, Limited would consider a proposal with the Company for further funding. On May 11, 2000, Michael Foundation, Limited executed a Shareholder Voting Agreement and Irrevocable Proxy with respect to its 3,804,589 shares of common stock, granting David Howe, the Company's Chairman and CEO the right to vote these shares for a period of ten years. Accordingly, despite the fact that they are the Company's largest shareholder, they will not be able to influence the future plans of the Company.

Incentive Stock Option Plan

         On January 10, 2000, the board of directors adopted the Pinecrest Investment Group, Inc. Incentive Stock Option Plan December 1999 (the "Plan") which was subsequently approved by a majority of our shareholders. The Plan is administered by the executive committee of the board of directors and authorizes the committee to grant or award to eligible executives and employees of the Company and its subsidiaries, until January 10, 2010, incentive stock options for up to 1,200,000 shares of our common stock.

         The following is a general description of certain features of the Plan:

         Participation. Participants will be selected by the committee from time to time among the executives and key employees of the Company and our subsidiaries. Directors who are employees of the Company and our subsidiaries will be eligible for inclusion. Participation in the Plan will be on an individual basis and the committee shall have complete discretion in selecting those persons, if any, who may participate.

         Number of Shares. The total number of shares of common stock for which options may be granted pursuant to this Plan shall not exceed 1,200,000 shares except that, if options as to any shares lapse without being exercised, such shares may be re-optioned. Within the limits herein contained, the number of shares for which options will be granted from time to time and the periods for which the options will be outstanding will be determined by the committee.

         No participant may be granted an option pursuant to this Plan in any one calendar year to purchase more than $100,000 of common stock of the Company, valued at the time of the grant, provided, however, that one-half of any unused portion of such amount may be carried over or granted in any of the three succeeding calendar years, and as such shall be added to the otherwise applicable dollar limitation for such succeeding years.

         Option Price. The option price of options granted pursuant to this Plan shall be (a) one hundred percent (100%) or (b) in the case of an individual who owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company or of any subsidiary of the Company one hundred ten percent (110%), of the fair market value of the shares of common stock at the date on which the options are granted, which date shall be the date on which the letters to the grantees setting forth the terms of the option are executed by the Company.

         Term of the Option. No option granted pursuant to this Plan shall be exercisable after the expiration of ten years from the date the option is granted. Within these limits, the committee will determine the expiration date of the options.

         Time of Exercise. An option granted pursuant to this Plan may be exercised in whole or in part at any time after one year from the date of grant until the expiration of the term of the option. No option granted pursuant to this Plan shall be exercised by the grantee while there is outstanding any incentive stock option previously granted to him to purchase stock in the Company or any corporation which at the time of granting the option is a parent or a subsidiary of the Company or a predecessor corporation of any such corporation.

         Payment of Shares. Upon the exercise of an option granted pursuant to this Plan, payment may be made at Employee's option, in cash or by check.

         Sale of Option Shares. The participant must represent and warrant to the Company as condition of the granting of an option hereunder, and for the continued validity thereof, that the participant will not sell or offer for sale any shares of stock obtained hereunder in the absence of an effective registration statement as to such stock under the Securities Act of 1933, as amended, unless the Company shall have received opinion of counsel satisfactory that such registration is not required, and that no stock will be sold or offered for sale in violation of any applicable state securities legislation. The Company may legend any shares issued on exercise of an option to reflect this provision.

         Amendment to the Plan. The Plan may be amended at any time by the board of directors, provided that no amendment shall be made without the approval of the stockholders which shall increase the total number of shares covered by the Plan, change the description of the class of employees eligible to receive options, or reduce the option price.

No stock options have yet been granted under the Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On March 2, 1999, the Company reacquired 2,185,000 shares of restricted common stock from President, David B. Howe and independent investors for $90,000 (Mr. Howe's cost) payable as follows: $30,000 cash and a note in the principal amount of $60,000 bearing 10% simple interest, due September 2, 2000. These shares were acquired by Mr. Howe and the investors in connection with his purchase of the Company. These shares were then simultaneously exchanged as part of the purchase price for the hydroponics technology from Michael Foundation, Limited, and Tillman & Associates, Inc., that is necessary in the overall operation of the hydroponic growing system. On December 6, 1999, the $60,000 promissory note to Mr. Howe was converted into restricted common shares of the Company at a rate of $6.00 per share for a total of 10,000 shares. The interest due on the note of $3,027 was paid in cash.

         On December 6, 1999, the remaining balance of $80,000 due to Tillman & Associates, Inc. on the promissory note given in exchange for technology was converted into restricted common stock of the Company at a rate of $6.00 per share for a total of 13,334 shares. The interest due on the note of $6,525 was paid in cash. Mr. Tillman is President of Tillman & Associates, Inc. and is President of Pinecrest Farms, Inc.

         In March 1999, the Company entered into a convertible line of credit arrangement with Michael Foundation Limited, a major stockholder of the Company. This credit arrangement called for Michael Foundation, Limited to provide working capital for the Company while it was arranging for acceptable long-term funding for its Phase I construction and working capital needs until the Company attained positive cash flow. This line of credit was for a total of $900,000, which amount could be converted into restricted shares of common stock of the Company at a price of $6.00 per share. During the month of March 1999, the Company's stock averaged a closing bid price of $3.70. By the end of November 1999, the Company had borrowed approximately $300,000 against the Michael Foundation, Limited line of credit. In December 1999, the line of credit arrangement with Michael Foundation, Limited, was modified to call for the absolute purchase of 150,000 shares of restricted common stock by Michael Foundation, Limited at a price of $6.00 per share for a total of $900,000. During the month of December 1999, the Company's stock averaged a closing bid price of $9.64 per share. As of the date hereof, the shares have been delivered to Michael Foundation, Limited and the Subscription Receivable paid.

         In April 2000, the Company entered into a convertible line of credit arrangement with Michael Foundation, Limited, a major stockholder of the Company. This credit arrangement called for Michael Foundation, Limited to provide working capital for the Company while it was arranging for acceptable long-term funding for its Phase I construction and working capital needs until the Company attained positive cash flow. This line of credit was for a total of $1,500,000, which amount could be converted into restricted common stock of the Company at a price of $6.00 per share. During the month of April 2000, the Company's stock averaged a closing bid price of $9.14. By the end of June 2000, the Company had borrowed approximately $735,766 against the Michael Foundation, Limited line of credit. In July 2000, Michael Foundation, Limited exercised its right to convert the outstanding balance as of June 30, 2000, plus interest of approximately $8,991 for a total of approximately $744,758 into 124,127 shares of restricted common stock at a price of $6.00 per share. During the month of June 2000, the Company's stock averaged a closing bid price of $9.58 per share. Pursuant to FASB EITF 98-5, $503,231 in interest expense was recorded during the three-month period from April 1, 2000 through June 30, 2000 as a beneficial feature of the convertible line of credit arrangement with Michael Foundation,

Limited. Although the balance due was converted to restricted common shares as of the year ended June 30, 2000, the 124,127 common shares were not physically issued until July 17, 2000.

         During the three-month period from July 1, 2000 through September 30, 2000 the Company generated cash from financing activities in the amount of $664,602 inclusive of the funds raised through Michael Foundation, Limited pursuant to the previously referenced convertible line of credit arrangement. Pursuant to FASB EITF 98-5, $191,779 in interest expense was recorded during the three-month period from July 1, 2000 through September 30, 2000 as a beneficial feature of the convertible line of credit arrangement with Michael Foundation, Limited.

         During the three-month period from October 1 to December 31, 2000 the Company generated cash from financing activities in the amount of $681,846 inclusive of the funds raised through Michael Foundation, Limited pursuant to the previously referenced convertible line of credit arrangement and cash from operations of approximately $84,901. Total sales from operations for this period totaled approximately $100,817. Trade accounts receivable as of December 31, 2000 totaled approximately $21,557. The Company's farming operations produced a Gross Profit of $43,980, a Net Operating Deficit of $504,466 and a Net Loss of $548,280 for this three-month period. The Company's Farming Operations revenues were approximately $12,000 per week at the end of December and growing steadily. Due to the low price of the stock over recent months, there was no accrual of interest expense pursuant to FASB EITF 98-5 as a beneficial feature of the convertible line of credit arrangement with Michael Foundation, Limited.

         Arrangements have been made with Michael Foundation, Limited for the availability of approximately $1,000,000 in additional cash from financing if needed.

                             ADDITIONAL INFORMATION

The Exchange Act Registration Statement and the exhibits and schedules thereto filed by Pinecrest may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 5th Street NW, Washington, D.C. 20549. Information may be obtained on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The
Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically (http://www.sec.gov.) The Internet address for the Company is http://www.pncr.net.

                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

Exhibit No.                Description of Document
-----------                -----------------------

3(i)           Articles of Incorporation for Synthetic Flowers of America,  Inc.
               (now known as Pinecrest Investment Group, Inc.) filed September 5, 1997.*

3(ii) Articles of Amendment to Articles of Incorporation of Synthetic Flowers of America, Inc., (name change) filed February 15, 1999.*

3(iii) Articles of Amendment to Articles of Incorporation of Pinecrest Investment Group, Inc. (to authorize preferred shares) filed January 25, 2000.*

3(iv)          Bylaws.*

10.0 Stock Purchase Agreement between Synthetic Flowers of America, Inc., Sheila Langley and David B. Howe and assigns, dated January 15, 1999.*

10.1 Stock Purchase Agreement between Pinecrest Investment Group and David B. Howe, dated March 2, 1999.*

10.2 Agreement for Sale and Purchase of Business Assets between Tillman & Associates, Inc. and Pinecrest Investment Group, Inc., dated March 2, 1999.*

10.3 Agreement for Sale and Purchase of Business Assets between Michael Foundation, Limited and Pinecrest Investment Group, Inc. dated March 2, 1999.*

10.4 Mortgage and accompanying Promissory Note on purchase of 40-acre land tract.*

10.5 Employment Agreement between Pinecrest Investment Group, Inc. and Thomas M. Tillman, dated November 22, 1999.*

10.6 Employment Agreement between Pinecrest Investment Group, Inc. and David B. Howe, dated January 1, 2000.*

21.0           Subsidiaries of Pinecrest Investment Group, Inc.*

99.0           Form of Stock Certificate.*

*Previously submitted.


         b.       Reports on Form 8-K

                  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PINECREST INVESTMENT GROUP, INC.


Date:  May 21, 2001                            By:  /s/ David B. Howe
                                                   ---------------------------
                                                   David B. Howe, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                         Date


/s/ David B. Howe                 Chairman of the Board,         May 21, 2001
-----------------------------     President and CEO
David B. Howe

/s/ Sheryl B. Salvadore           Secretary, Treasurer and       May 21, 2001
-----------------------           Director
Sheryl B. Salvadore

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                              FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2000

                                      INDEX

         Auditors' Report                                          F-3

         Balance Sheet                                             F-4

         Statement of Operations                                   F-5

         Statement of Cash Flows                                   F-6

         Statement of Changes in Stockholders' Equity              F-7

         Notes to Financial Statements                           F-8-13

                                    DRAKEFORD
                                        &
                                    DRAKEFORD
                         A LIMITED LIABILITY CORPORATION
                            ACCOUNTANTS & CONSULTANTS


John A. Della-Donna, CPA    3235 Satellite Boulevard
Georgia #3424               Building 400, Suite 300
                             Duluth, Georgia 30096



                            INDEPENDENT AUDIT REPORT

To Shareholders of:
PINECREST INVESTMENT GROUP, INC.
TAMPA, FLORIDA

We have audited the accompanying balance sheet of PINECREST INVESTMENT GROUP, INC. (A Development Stage Company) as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financials statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the accompanying financial statements referred t above present fairly, in all material respects, the financial position of PINECREST INVESTMENT GROUP, INC. as of June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ DRAKEFORD & DRAKEFORD, LLC

September 15, 2000

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                                  BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS
Current Assets
         Cash                                                   $       78,683
         Employee Advances                                               1,050
                                                                --------------
                  Total Current Assets                          $       79,733

Property, Plant, and Equipment
         Greenhouses and Equipment                                     681,939
         Office Furniture and Equipment                                 27,609
         Vehicles                                                       12,000
         Land and Improvements                                         524,882
                                                                --------------
                                                                     1,246,430
                  Less: Accumulated Depreciation                       (14,306)
                                                                --------------
                  Total Property, Plant, and Equipment               1,232,124

Other Assets
         Hydroponic Technology                                       3,446,715
         Deposits                                                        3,066
                                                                --------------
         Organizational Cost                                               193
                  Less: Accumulated Amortization                          (193)
                                                                --------------
                  Total Other Assets                                 3,449,781
                                                                --------------
TOTAL ASSETS                                                    $    4,761,638
                                                                ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts Payable                                       $       27,675
         Mortgage Payable-Current                                      288,000
                                                                --------------
                  Total Current Liabilities                     $      315,675

Stockholders' Equity
         Common Stock, $.0008 par value,
           100,000,000 authorized, 7,654,836 issued
           and outstanding                                               6,124
         Additional Paid-in Capital                                  5,704,702
         Less: Stock Subscriptions Receivable                               (4)
         (Deficit) accumulated during dev. stage                    (1,264,859)
                                                                --------------
                  Total Stockholders' Equity                         4,445,963
                                                                --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    4,761,638
                                                                ==============

     The accompanying notes are an integral part of the financial statements

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                             STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2000



Income (Development Stage)

         Executive Bonuses                                      $       15,000
         Officers' Salary                                               97,500
         Admin. Leased Employees Salaries                              107,788
         Payroll Taxes and Leasing Cost                                 49,911
         Employee Benefit Programs                                       3,368
         Advertising                                                     3,307
         Automotive Expense                                              6,885
         Bank Charges                                                      603
         Travel and Entertainment                                        7,734
         Farm Operation Expenses                                       101,733
         Consulting Fees                                                97,682
         Insurance                                                       9,131
         Depreciation                                                   13,139
         Legal and Professional                                          5,043
         Repairs and Maintenance                                           984
         Taxes and Licenses                                              1,645
         Postage and freight                                             4,751
         Marketing Expense                                              25,997
         Permitting Fees                                                 9,102
         Rent                                                           22,375
         Office Supplies and Expense                                    11,769
         Telephone                                                      14,306
         Stock Transfer Fees                                             3,589
         Public Stock and Administrative Fees                            6,693
         Utilities                                                       1,695
         Miscellaneous Expense                                           6,617
                                                                --------------
                  Total Operating Expenses                             628,347

Other Income (Expenses)
         Interest Income                                                 4,536
         Interest Expense                                             (567,742)
                                                                --------------
                  Total Other Income (Expenses)                       (563,206)
                                                                --------------

                  NET LOSS                                      $   (1,191,553)
                                                                ==============

                  Earnings Per Share (Loss)                     $        (.179)
                  Weighted Average Shares Outstanding                6,670,974

    The accompanying notes are an integral part of the financial statements.

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                             STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000


Net Loss                                                        $   (1,191,553)

Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
   Depreciation & Amortization                                          13,139
   Executive Bonuses in exchange for stock                              15,000
   Employee Advances                                                    (1,050)
   Accounts payable                                                     25,370
   Accrued interest                                                     (6,205)
                                                                --------------
         Net Cash Provided (Used) by Operating Activities           (1,145,299)

 Cash Flows From (Used In) Investing Activities:
    Land and Improvements                                             (158,619)
    Greenhouses and Equipment                                         (681,939)
    Deposits                                                            (3,066)
    Other Fixed Assets                                                 (39,609)
                                                                --------------
         Net Cash Used In Investing Activities                        (883,233)

 Cash Flows From (Used In) Financing Activities:
    Common Stock Sold For Cash                                       2,294,797
    Notes and Mortgages                                               (189,464)
                                                                --------------
         Net Cash From Financing Activities                          2,105,333
                                                                --------------

Increase in cash                                                        76,801

Cash and cash equivalents, beginning of period                           1,882

Cash and cash equivalents, end of period                        $       78,683
                                                                ==============

     The accompanying notes are an integral part of the financial statements

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                             STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000


 Supplemental Cash Flow Information:

    Cash paid for interest                                      $      567,742
    Cash paid for income taxes                                  $            0


Non- cash Investing and Financing Activities:
    Conversion of Notes Payable To Restricted Stock             $      140,000
    Stock Subscriptions Receivable                              $            4

     The accompanying notes are an integral part of the financial statements

                                      F-6B

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2000



                            Common Shares   Capital Amount    Retained Deficit
                            -------------   --------------    ----------------

Balance, June 30, 1999         5,841,200       3,407,834           (73,306)

  Common Shares Issued
  Under rule 504                 150,000         900,000

  Common Shares Issued
  To Discharge Debt               23,334         140,000

  Common Shares Issued
  As Executive Bonus              10,000          15,000


  5 for 4 Stock Split
  Approved Jan. 10, 2000
  for Stockholders' on
  Rec. as of December
  31, 1999                     1,506,175

  Exercised right to convert
  $744,758 line of credit
  into 124,127 shares of
  restricted common shares
  on June 25, 2000               124,127       1,247,992

  Net Loss for the year ended
  June 30, 2000                                                 (1,191,553)
                               ---------       ---------         ---------

Balance June 30, 2000          7,654,836       5,710,826        (1,264,859)
                               =========       =========         =========

     The accompanying notes are an integral part of the financial statements

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                         NOTES TO FINANCIAL STATEMENTS

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

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                          NOTES TO FINANCIAL STATEMENTS

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

The technology purchased from Michael Foundation and Tillman & Associates, Inc. will be amortized on a unit of production basis. The rate of amortization will be $.015 per pound of product produced and will begin once the Company begins production. Revenue generating operations are anticipated to begin in July 2000. It is anticipated that the technology will be fully amortized over seven years. Organizational cost have been fully expensed.

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

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                          NOTES TO FINANCIAL STATEMENTS


NOTE B-STOCKHOLDERS' EQUITY-(Continued)

On January 10, 2000 the Company's Board of Directors' approved a 5 for 4 stock split for shareholders of record on December 31, 1999, for a total of 1,506,175 additional shares. Also, the Board adopted the Pinecrest Investment Group, Inc. Incentive Stock Option Plan December 1999, which was approved by a majority of the shareholders. The Plan will be administered by the Executive Committee of the Board of Directors of the Company and authorizes the Committee to grant or award to eligible executives and employees of the Company and its subsidiaries, until January 10, 2010, incentive stock options for up to 1,200,000 shares of restricted common stock of the Company.

On January 26, 2000 the Company amended its Articles of Incorporation to authorize a class of preferred shares consisting of 10,000,000 shares with no par value per share.

NOTE C-OTHER ASSET-HYDROPONICS TECHNOLOGY

On March 2, 1999, the Company entered into agreements with Michael Foundation, Ltd., a Costa Rican corporation, and Tillman & Associates, Inc., a Florida corporation, for the purchase of certain hydroponics technology at a total purchase price of $3,437,500. The purchase price in the agreement with Michael Foundation, Ltd., consisted of 2,185,000 shares of restricted common stock with a current market value of $1.50 per share. The purchase price in the agreement with Tillman & Associates, Inc., consisted of 50,000 shares of restricted common stock with a current market value of $1.50 per share plus a note in the amount of $85,000.

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

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                          NOTES TO FINANCIAL STATEMENTS

NOTE D-MORTGAGE PAYABLE

Current debt consists of the following mortgage payable:

                                        Current    Non-Current       Total
                                        -------    -----------       -----
Hopewell Land Partners. Ltd.
Secured by 40 acres,Lithia, Fl.
Dated April 9, 1999. Rate of
interest- 12%, simple interest.
Interest only, balance July 9, 2000   $  288,000        -0-       $   288,000
                                      ----------    -------       -----------
                  TOTALS              $  288,000        -0-       $   288,000
                                      ==========    =======       ===========


On April 9, 1999 the Company purchased a 40-acre tract of land in Lithia, Fl., approximately 20 miles southeast of its Tampa, Fl. Corporate offices, for $360,000. The Company provided $72,000 as a down payment and the seller, Hopewell Land Partners, Limited, provided purchase money mortgage financing for the balance of $288,000. The terms of the purchase money mortgage are interest only at 12% per annum, payable monthly for one year, at which time, July 9, 2000, the balance is due and payable in full. The Company is pursuing mortgage financing via a U.S. Rural Development Act Loan. However, discussions with interested private lenders and individuals indicate that, should the need arise, refinancing the first mortgage would not be a problem since the value of the property along with the improvements currently being built indicate a loan to value ratio of less than 50 percent. In addition, the mortgagee has granted the Company an addition of ninety days on the payoff of this mortgage to July 9, 2000.

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                          NOTES TO FINANCIAL STATEMENTS

NOTE E- RELATED PARTY TRANSACTIONS

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

On April 10, 2000, the Company entered into a convertible line of credit arrangement with Michael Foundation, Limited, a major stockholder of the Company. This credit arrangement called for Mich- ael Foundation, Limited to provide working capital, from time to time, for the Company while it was arranging for acceptable long-term funding for its Phase 1 construction and working capital needs until the Company attained positive cash flow. This line of credit was for a total of $1,500,000, which could be converted into restricted common stock of the Company at a price of $6.00 per share. On June 25, 2000, Michael Foundation, Limited exercised its right to convert $744,758 on the line of credit, including approximately $8,991 in accrued interest, into 124,127 shares of restricted common stock at a price of $6.00 per share.

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                          NOTES TO FINANCIAL STATEMENTS


NOTE E- RELATED PARTY TRANSACTIONS-(continued)

Pursuant to EITF 98-5, when the Company makes a draw of funds against the aforementioned line of credit, a journal entry is made that: (1) debits the amount of cash received; (2) credits the line of credit liability account; (3) debits interest expense for the intrinsic value of the beneficial conversion feature; and (4) credits Additional Paid in Capital for the same amount as interest expense. The amount debited to the interest expense is calculated as the difference between the fair value of the stock on the date the funds are received and the beneficial conversion price of $6.00 multiplied by the number of shares to be issued upon conversion, based upon that particular draw amount. Upon conversion, a journal entry is made that (1) debits the line of credit liability account for the appropriate amount to be converted (Conversion Price of $6.00 per share times the number of shares being issued); (2) credits Common Stock for the par value of the shares being issued; and (3) credits Additional Paid in Capital for the balance.

NOTE F- INVESTMENT IN SUBSIDIARY

On April 8, 1999, Articles of Incorporation were filed for Pinecrest Farms, Inc., a Florida corporation wholly-owned by Pinecrest Investment Group, Inc. Pinecrest Farms, Inc., functions as a subsidiary of the Company and was formed for the purpose of owning and operating the produce farms. The growing technology and the land for the farms is owned by the Company.

As of June 30, 2000, substantially all expenditures were comprised of construction of Phase 1 of the Company's Lithia, Florida hydroponic farming facilities. The balance sheet of Pinecrest Investment Group, Inc. and Pinecrest Farms, Inc. are consolidated for these financial statements.

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY)


                             SUPPLEMENTAL STATEMENTS



Statement of Operations                                                   F-15
         For the period from September 9, 1997 (date of inception) through June 30, 2000


Statement of Cash Flows                                                   F-16
         For the period from September 9, 1997 (date of inception) through June 30, 2000


Statement of Stockholders' Equity                                         F-17
         For the period from September 9, 1997 (date of inception) through June 30, 2000

                        PINECREST INVESTMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                FOR THE PERIOD FROM INCEPTION (SEPTEMBER 9, 1997)
                                TO JUNE 30, 2000

Income (Development Stage)

         Executive Bonuses                                      $       15,000
         Officers' Salary                                               97,500
         Admin. Leased Employees Salaries                              107,788
         Payroll Taxes and Leasing Cost                                 49,911
         Employee Benefit Programs                                       3,368
         Advertising                                                     3,307
         Automotive Expense                                              6,885
         Bank Charges                                                      718
         Travel and Entertainment                                        7,734
         Farm Operation Expenses                                       101,733
         Consulting Fees                                               124,442
         Dues and Subscriptions                                            160
         Insurance                                                       9,561
         Depreciation and Amortization                                  14,499
         Legal and Professional                                         13,543
         Repairs and Maintenance                                           984
         Taxes and Licenses                                              1,645
         Postage and freight                                             5,626
         Marketing Expense                                              26,676
         Permitting Fees                                                 9,102
         Rent                                                           23,375
         Office Supplies and Expense                                    12,338
         Telephone                                                      16,643
         Stock Transfer Fees                                             5,787
         Public Stock and Administrative Fees                           11,693
         Utilities                                                       1,695
         Miscellaneous Expense                                          16,684
                                                                --------------
                  Total Operating Expenses                             688,397

Other Income (Expenses)
         Interest Income                                                 4,536
         Interest Expense                                             (580,998)
                                                                --------------
                  Total Other Income (Expenses)                       (576,462)
                                                                --------------
                  NET LOSS                                      $   (1,264,859)
                                                                ==============

                  Earnings Per Share (Loss)                     $        (.190)
                  Weighted Average Shares Outstanding                6,670,974

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                             STATEMENT OF CASH FLOWS
                FOR THE PERIOD FROM INCEPTION (SEPTEMBER 9, 1997)
                                TO JUNE 30, 2000


Net Loss                                                        $   (1,264,859)

Adjustments to Reconcile Net Income to Net
 Cash Provided from Operating Activities:
   Depreciation & Amortization                                          14,499
   Executive Bonuses in exchange for stock                              15,000
   Employee Advances                                                    (1,050)
   Accounts payable                                                     27,675
                                                                --------------
         Net Cash Provided (Used) by Operating Activities           (1,208,735)

Cash Flows From (Used In) Investing Activities:
   Land and Improvements                                              (158,619)
   Greenhouses and Equipment                                          (681,939)
   Deposits                                                             (3,066)
   Other Fixed Assets                                                  (39,609)
                                                                --------------
         Net Cash Used In Investing Activities                        (883,233)

Cash Flows From (Used In) Financing Activities:
   Common Stock Sold For Cash                                        1,981,187
    Notes and Mortgages                                               (189,464)
                                                                --------------
         Net Cash From Financing Activities                          2,170,651
                                                                --------------

Increase in cash                                                        78,683
Cash and cash equivalents, beginning of period                               0
                                                                --------------
Cash and cash equivalents, end of period                        $       78,683
                                                                ==============

                        PINECREST INVESTMENT GROUP, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                        STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (SEPTEMBER 9, 1997)
                                TO JUNE 30, 2000



                            Common Shares   Capital Amount    Retained Deficit
                            -------------   --------------    ----------------

Common Shares Issued           5,841,200       3,407,834

Common Shares Issued
Under rule 504                   150,000         900,000

Common Shares Issued
To Discharge Debt                 23,334         140,000

Common Shares Issued
As Executive Bonus                10,000          15,000


5 for 4 Stock Split
Approved Jan. 10, 2000
for Stockholders' on Rec.
as of December 31, 1999        1,506,175

Exercised right to
convert $744,758 line of
credit into 124,127
shares of restricted
common shares on June 25,
2000                             124,127       1,247,992


Accumulated Loss from
incep. to June 30, 2000                                         (1,264,859)
                               ---------       ---------        ----------

Balance June 30, 2000          7,654,836       5,710,826        (1,264,859)
                               =========       =========        ==========