Form 10-Q
period 2014-06-30
PINECREST INVESTMENT GROUP INC
filed 2014-08-19
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ to _________

Commission file number:  000-29381

ACOLOGY, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0207200
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

912 Maertin Lane, Fullerton, CA	92831
(Address of principal executive offices)	(zip code)

(661) 510-0978
 (Registrant’s telephone number, including area code)

 (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]   No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [ X ]    No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court  Yes [   ]     No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 30, 2014, there were 4,546,014,785 shares of the Registrant's Common Stock outstanding.

ACOLOGY, INC.
For The Quarterly Period Ended June 30, 2014

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.
CONSOLDIATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$111,869	$1,759
Inventories	40,760	37,660
Advance to supplier	50,000	2,152
TOTAL ASSETS	202,629	41,571

Office equipment, net of accumulated depeciation of $1,033 and $945	4,781	3,248

	207,410	44,819

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accrued expenses	9,500	7,000
Notes payable	232,000
Note payable - related party	360,000	—
TOTAL CURRENT LIABILITIES	601,500	7,000

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.000001 par value, 6,000,000,000 shares authorized
3,846,000,000 and 4,546,014,334 shares issued and outstanding
March 31, 2014, and December 31, 2013, respectively	45,460	38,460
Additional Paid in Capital	—	103,526
Accumulated Deficit	(439,550)	(104,167)
TOTAL STOCKHOLDERS' DEFICIENCY	(394,090)	37,819

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$207,410	$44,819

The accompanying notes are an integral part of these financial statements

Table of Contents	3

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2014 (Unaudited)	From Inception (January 29, 2013) to June 30, 2013 (Unaudited)	Three months ended June 30, 2014 (Unaudited)	Three months ended June 30, 2013 (Unaudited)

Sales	$168,547	$90,246	$94,628	$51,630

Cost of Sales	56,459	36,250	36,115	20,739

Gross Profit	112,088	53,996	58,513	30,891

COSTS AND EXPENSES:
General and administrative	157,900	75,408	114,330	48,558
Advertising and marketing	26,097	7,069	16,899	5,744
Total Cost and expenses	183,997	82,477	131,229	54,302

NET LOSS	$(71,909)	$(28,481)	$(72,716)	$(23,411)

Loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding	4,304,898,286	3,846,000,000	4,058,363,899	4,546,014,334

The accompanying notes are an integral part of these financial statements

Table of Contents	4

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2014 (Unaudited)	From Inception (January 29, 2013) to June 30, 2013 (Unaudited)

OPERATING ACTIVITIES:
Net loss	$(71,909)	$(28,481)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	376	—
Changes in operating assets and liabilities
Inventories	(3,099)	(18,947)
Advance to supplier	(47,848)	—
Accrued expenses	2,500	24,197
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(119,980)	(23,231)

INVESTING ACTIVITIES:
Acqusition of office equipment	(1,910)	(2,529)
NET CASH USED IN INVESTING ACTIVITIES	(1,910)	(2,529)

FINANCING ACTIVITIES:
Proceeds from issuance of private placement	40,000	—
Repayment of related party loan	(40,000)	—
Proceeds from notes payable	232,000
Capital contributions	—	28,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	232,000	28,500

INCREASE IN CASH	110,110	2,740

CASH - BEGINNING OF PERIOD	1,759	—

CASH - END OF PERIOD	$111,869	$2,740

Supplemental disclosures of cash flow information:
Non-cash financing activities
Note issued to prior shareholder in connection with reverse merger	$400,000	—

The accompanying notes are an integral part of these financial statements

Table of Contents	5

ACOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
	------COMMON STOCK------		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – January 29, 2013 (Inception)	—	$—	$—	$—	—

Common stock issued to founders	3,846,000,000	38,460	(38,460)	—	—

Capital Contribution			141,986		141,986

Net Loss				(104,167)	(104,167)

BALANCE – December 31, 2013	3,846,000,000	$38,460	$103,526	$(104,167)	$37,819

Effect of Reverse Merger	14,334	—	(136,526)	(263,474)	(400,000)

Issuance of common stock in private placement	700,000,000	7,000	33,000		40,000

Net income				(71,909)	(71,909)

BALANCE – June 30, 2014 (Unaudited)	4,546,014,334	$45,460	$—	$(439,550)	$(394,090)

The accompanying notes are an integral part of these financial statements

Table of Contents	6

ACOLOGY, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 1 – Business

On March 4, 2014 Acology, Inc. (“Acology”) completed an agreement and plan of merger with D&C Distributors, LLC (“D&C”), collectively (the “Company”). In connection with the merger, the shareholders of the D&C received 3,846,000,000 shares of Acology in exchange for their membership units in D&C. The merger was accounted for as a recapitalization of Acology, whereby D&C is the accounting acquirer and surviving reporting company. In connection with the merger, the president and sole director of the Company exchanged 35,000,000 shares of common stock of Acology owned by him and $151,269 of indebtedness to him for a convertible promissory note in the amount of $400,000 and the proceeds from a private placement.

D&C was formed under the laws of the State of California on January 29, 2013. The Company is a wholesaler of proprietary polypropylene containers used for controlled dispensing and storage of pharmaceuticals and medicine.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements filed with the notes thereto contained in the Amendment No. 5 to the Company's Registration Statement on S-1 filed with the Securities and Exchange Commision on August 6, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2014, or any other period.

Principals of Consolidation

The Consolidated financial statements represent the historical financial statement of D&C, which was considered the accounting acquirer in the recapitalization of Acology.

Acology is an inactive company and there have been no intercompany transactions or balances in any of the periods presented.

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Table of Contents	7

Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in, first-out, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's statements of operations.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Table of Contents	8

Office Equipment

Office equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Advertising

Advertising and marketing expenses are charged to operations as incurred.

Income Taxes

The Company use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions.

The Company has not recognized a provision for income taxes due to D&C being an LLC whereby, until the closing of the merger referred to above, is treated as a partnership and the income or loss is passed through to its members.

NOTE 3 – Note payable – Related Party

In connection with the merger, the Company issued a promissory note in the amount of $400,000 to Acology’s former president and sole director. The note bears interest at 0.28% per annum and is due March 4, 2015. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants, and is secured by a pledge of all the share of common stock of D&C. If an event of default occurs, the unpaid principal amount and interest accrued thereon will be convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for three consecutive trading days ending on the trading day immediately prior to the conversion date.

NOTE 4 – Notes payable

At June 30, 2014, notes payable consisted of:

Various convertible notes payable to non-related individuals in the aggregate amount of $132,000. These notes are convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The loans are non-interest bearing and have no stated maturity date.

Note payable of $100,000 to a non-related individual, bearing interest at 15% per annum. The entire principal balance and accrued interest shall be paid as a balloon payment due no later than May 19, 2015.

Table of Contents	9

NOTE 5 – Stockholders’ Deficiency

On January 9, 2014, Acology amended its Certificate of Incorporation to raise its authorized common stock to 6 billion shares with a par value of .00001 per share.

In connection with the merger referred to in Note 1, the holders of membership units in D&C received 3,846,000,000 shares of Acology in exchange for their shares of D&C..

In connection with the merger, the former president and sole director of the Acology exchanged 35,000,000 shares of common stock of Acology owned by him and indebtedness owed to him for a convertible promissory note in the amount of $400,000 and the proceeds from the private placement referred to below.

In connection with the Merger, the Company completed a private placement. 700,000,000 shares of common stock were issued for proceeds of $40,000.

NOTE 6 – Related Party

The Company uses office space from a family member of a stockholder of the Company at no rent.

The Company made sales to a company in which two shareholders of the Company and a family member of one of them are members of the board of directors for the amount of $48,945 during the six months ended June 30, 2014.

NOTE 7 – Concentrations

For the six months ended June 30, 2014 and for the period January 29 (inception) to June 30, 2013, the Company’s largest customer accounted for approximately 70% and 47% of sales. In addition during the period January 29, 2013 (inception), to June 30, 2013 one other customer accounted for approximately 19% of sales.

For the six months ended June 30, 2014 and for the period January 29 (inception) to June 30, 2013, the Company purchased 100% and of its products from one manufacturer.

NOTE 8 – Subsequent events

Management has evaluated subsequent events through the date which the financial statements were available to be issued.

Table of Contents	10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Introduction

Acology is the parent of D&C Distributors LLC (“D&C”). Acology has no material assets other than all of the outstanding membership units in D&C and has no plans to conduct any business activities other than obtaining or guaranteeing financing for the business conducted by D&C or assisting D&C in obtaining such financing.

As a result of the merger described below, we are in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store, and grind and shred, pharmaceuticals, herbs, teas and other solids or liquids. Our sole product is the “TSOS Container.”

Our principal market is one distributor, who is a wholesaler and who purchases 70% of our products and resells them to other businesses that in turn sell them to end users. We offer the remaining 30% of our products over our website, www.themedtainer.com. We are seeking additional distributors.

Our products can store and grind many substances. We have manufactured our products using medical-grade resin because we intended to market them for use in grinding pills for administration to children and other persons who have difficulty swallowing and to pets. We were unable to market for these purposes because we did not have child safety certification and because of limitations in manpower. We recently received such certification and can devote more time to marketing. Accordingly, we intend to focus on marketing our products for the foregoing purposes.

In light of the facts that the possession and use of marijuana have been legalized, subject to varying restrictions, in at least 23 states and that several other states are considering such legalization, we believe that our products may be of interest to a large number of users of marijuana in and we advertise our products on our website and elsewhere as suitable for that purpose. However, since we do not seek information from our customers who are end users as to how they intend to utilize our products and have no similar knowledge respecting end users of products sold through our distributor, we are unable to determine the extent of its use in connection with the storage and grinding of marijuana or any other purpose. We believe that marketing our products to users of marijuana subject us to the risk of prosecution under federal law if law enforcement authorities were to determine that our products are “drug paraphernalia and by state or local authorities because our websites are visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and as a result we may be found to be violating the laws of those jurisdictions.

Our History

Prior to the Merger

Acology was incorporated on September 9, 1997, in the State of Florida under the name of Synthetic Flowers of America, Inc. (“Synthetic Flowers”) for the purpose of producing and selling silk flowers.

On February 15, 1999, Acology amended its articles of incorporation to (i) change its corporate name to Pinecrest Investment Group, Inc., (ii) to increase the aggregate number of shares of common stock that it was authorized to issue be increased to 100,000,000 shares, $.001 par value per share, and (iii) to authorize 25,000,000 shares of preferred stock, $.001 par value per share.

On January 10, 2000, Acology’s Board of Directors approved a 5-for-4 forward stock split for shareholders of record on December 31, 1999, with any fractional shares being rounded up to the next whole share.

On January 26, 2000, Acology amended its Articles of Incorporation (i) to reduce the number of the authorized shares of common stock to 50,000,000, (ii) reduce the number of authorized shares of preferred stock to 10,000,000 shares, (iii) provide that shares of preferred stock would have no par value and (iv) provide that the preferred stock would be issuable in series.

Acology ceased doing business in 2002.

Table of Contents	11

On or about October 23, 2008, Acology, was placed in receivership by order of the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida. As a result, (i) Brian K. Goldenberg was appointed receiver of Acology and (ii) pursuant to his powers as receiver, he appointed Mark Rentschler as its president and sole director, replacing its existing president and directors, who had abandoned their duties as such for several years. The receivership was closed on February 10, 2009. Mr. Rentschler received 35,000,000 shares of Acology’s common stock for his services in these capacities.

On October 27, 2009, Mr. Rentschler resigned as President and sole director of the Acology and appointed Mark Astrom, the son of Richard S. Astrom, as its president and sole director.

On or about February 17, 2009, Green Fusion Corp., a corporation all of whose shares are owned by Richard S. Astrom, who served as president and sole director of the Acology from January 1, 2012, until March 4, 2014, acquired the above mentioned 35,000,000 shares of common stock from Mr. Rentschler, which gave Mr. Astrom control of Acology.

On January 1, 2012, Mark Astrom resigned as President and sole director of Acology and appointed Richard S. Astrom as its President and sole director.

On July 5, 2012, Acology amended its Articles of Incorporation to increase the number of the authorized shares of its common stock to 3,000,000,000.

Immediately prior to the merger described below, Acology was a nonreporting shell company.

The Merger

December 24, 2013, Acology, PNCR, Acquisition, LLC, a California limited liability company and the wholly-owned subsidiary of Acology (“Merger Sub”), and D&C entered into an Agreement and Plan of Merger under which, among other things, Merger Sub would be merged with and into D&C, with the result that D&C would be the surviving entity and become the wholly owned subsidiary of Acology.

On March 4, 2014, the closing under the Merger Agreement took place and on March 28, 2014, D&C and Merger Sub filed the merger certificate with the Secretary of State of the State of California. As a result of the Merger, Acology is no longer a shell company. In connection with the Merger, Acology issued 3,846,000,000 shares of Common Stock to Curtis Fairbrother and Douglas Heldoorn, the holders of all of the membership units in D&C, who thereby became Acology’s controlling shareholders. Upon the closing of the Merger, Richard Astrom resigned as Acology’s sole director and president and Messrs. Fairbrother and Heldoorn became its officers and directors.

Also in connection with the Merger:

·	On March 4, 2014, Acology completed a private placement with 3 investors (the “Private Placement”) of 700,000,000 shares of Common Stock for proceeds of $40,000 in cash. The price paid by each investor was $0.000571429 per share. Acology also entered into Registration Rights Agreements with these investors, under which Acology was obligated to file, and did file, a registration statement under the Securities Act of 1933 (the “Securities Act”) relating to the shares issued in the Private Placement (the “Registration Statement”) and to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act as promptly as possible. The Registration Statement was made effective on August 6, 2014.

·	Prior to the Merger, Richard S. Astrom, Acology’s president and sole director, entered into an Exchange Agreement with Acology, under which 35,000,000 shares of the Common Stock owned by Green Fusion Corp. and $151,269 of Acology’s indebtedness to him were exchanged for the proceeds of the Private Placement and a secured convertible promissory note of Acology payable to him in the principal amount of $400,000 and bearing interest at the rate of 0.28% per annum. The convertible promissory note is due March 4, 2015, is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the shares of common stock of D&C. If an event of default, including failure to pay the convertible promissory note when due, occurs, the unpaid principal amount of the convertible promissory note and the interest accrued thereon will be convertible as a whole or in part from time to time into an indeterminate number of shares of Common Stock at a conversion price per share equal to 50% of the average of the daily closing prices for a share of Common Stock for the three (3) consecutive trading days ending on the trading day immediately prior to the day on which the convertible promissory note is delivered for conversion.

Table of Contents	12

·	On January 9, 2014, Acology amended its Articles of Incorporation (i) to change its corporate name to Acology, Inc., (ii) to increase the number of the authorized shares of common stock to 6,000,000,000 and (iii) to reverse split its common stock on the basis of 1 new share for 1,000 existing shares. The reverse stock split was applicable to shares held by shareholders of record on February 14, 2014, and was implemented on that date.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2014
COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Revenues

Revenues for the three months ended June 30, 2014, were $94,628 compared to $51,630 for the three months ended June 30, 2013, and our gross profit for those periods were respectively $58,513 and $30,891. The increase in revenues and gross profits for the later period were due to increased sales.

Operating Expenses

Operating expenses for the three months ended June 30, 2014, were $131,229 compared to $54,302 for the three months ended June 30, 2013. Operating expenses increased in the later period because general and administrative expenses increased and because we incurred higher advertising costs.

Net Loss

We had a net loss from continuing operations of $72,716 for the three-month period ended June 30, 2014, as compared to a loss from continuing operations of $23,411 for the three-month period ended June 30, 2013.

SIX MONTHS ENDED JUNE 30, 2014
COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Revenues

Revenues for the six months ended June 30, 2014, were $168,547 compared to $90,426 for the six months ended June 30, 2013, and our gross profit for those periods were respectively $112,088 and $53,996. The increase in revenues and gross profit for the later period were due to increased sales.

Operating Expenses

Operating expenses for the six months ended June 30, 2014, were $183,997 compared to $82,477 for the six months ended June 30, 2013. Operating expenses increased in the later period because general and administrative expenses increased, because we incurred higher advertising costs and because the earlier period was less than a full calendar quarter.

Net Loss

We had an operating loss from continuing operations of $6,300 for the nine month period ended June 30, 2014, as compared to a loss from continuing operations of $6,418 for the nine month period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2013, and June 30, 2014, we had respectively $1,759 and $111,689 in cash. We financed our operations from the inception of our business on January 19, 2013, through June 30, 2014, through capital contributions of $141,986 made by our officers and and loans of $232,000.

Table of Contents	13

We began commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013 and ranging from 8,000 units to 30,000 units for a total of 125,000 units. During the first two quarters of 2014, we sold 48,145 units. Gross sales for 2013 were $254,992 and for the first two quarters of 2014, were $168,547. We have a current inventory of 64,120 containers, which we believe will be sold to our distributor and to customers over our website for approximately $225,000.

The Company believes that it will require approximately $1,200,000 in additional funding for its operations for the next 12 months. The Company plans to fund its activities, including those of D&C, during the balance of 2014 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms.

On March 4, 2014, the Company issued a convertible promissory note payable to Richard S. Astrom in the principal amount of $400,000, which was reduced to $360,000 by virtue of a prepayment of $40,000 on that date. This convertible promissory note is due on March 4, 2015, bears interest at the rate of 0.28% per annum and is secured by a Pledge Agreement, dated as of March 4, 2014, between the Company and Mr. Astrom, under which the Company pledged all of its membership interests in D&C to Mr. Astrom.

While we are not in default under the convertible promissory note that we issued to or the pledge agreement that we entered into with Mr. Astrom, we do not presently have funds available to pay the convertible promissory note when due. The amount of the funds required to pay the convertible promissory note to Mr. Astrom is included in the $1,200,000 that we will require to fund our operations for the next 12 months. We plan to obtain such funds through the sale of debt or equity securities. In the event that we are unable to pay Mr. Astrom when required, we intend to ask for an extension of the due date, but Mr. Astrom is not obligated to grant any extension. Further, we have no information as to whether or on what terms any such extension would be granted.

We can give no assurance that any of the funding described above will be available on acceptable terms, or available at all. If we are unable to raise funds in sufficient amount, when required or on acceptable terms, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into Acology’s equity securities, its shareholders may experience significant dilution.

Plan of Operations

Our significant objectives for the next 12 months are as follows:

·	Secure funding of $1.5 million to support our operations over the next 12 months. This activity has commenced through personal contacts by our officers and will ongoing. As yet, we have not been successful in obtaining any funding. We can give no assurance that funding in this or any lesser amount will be available on acceptable terms, or available at all. The costs associated with this activity, which would arise principally from travel and legal expenses, are estimated to be $15,000. We cannot predict when we will obtain funding in whole or in part, but as indicated below, we cannot begin to attain several of our other objectives until we reach the levels of funding set forth below.

·	Hire sales, administrative personnel and technical personnel. We will continue to fill positions as necessary in accordance with our ability to pay salaries and benefits. The compensation and other costs associated with these personnel are estimated to be $40,000 per month if all of these employees are hired. We have interviewed candidates for certain positions, but have not yet hired or committed to hire any of them.

·	Increasing sales volume to 50,000 containers per month (600,000 units per year).

Table of Contents	14

·	Lease a building for our operations, including administrative and warehouse space and acquire office furniture, equipment and materials (forms, corporate stationary and business cards). We will commence this activity contemporaneously with our hiring of the above sales, administrative and technical personnel and complete it soon thereafter. The costs associated with this activity are estimated to be approximately $8,000 per month in rent and $10,000 for other expenses.

·	Obtain additional international distributors with sales force of at least 100 full time employees and obtain firm orders from them. We estimate the costs associated with this activity to be approximately $5,000 per month. Our officers are presently engaged in these activities and absorbing their costs and have advised us that they intend to continue doing so whether or not funding is offered.

·	Increase retail sales by attending trade shows, expos and conferences. We estimate the costs associated with this activity to be approximately $10,000 per month. Our officers are presently engaged in these activities and absorbing their costs and they have advised us that they intend to continue doing so whether or not financing is obtained.

·	Begin a marketing and advertising campaign. We will commence this activity, which will continue throughout the 12-month period, when we have attained financing of at least $200,000. This activity, which includes updating our websites, brochures and other advertising materials and attending industry events, is estimated to be $35,000.

·	Pay a promissory note in the principal amount of $360,000 to Richard S. Astrom on March 4, 2015 (see above).

·	Pay officers’ salaries of $10,000 per month to each of Messrs. Fairbrother and Heldoorn on a regular basis after the other goals are completed.

We cannot give firm dates for the attainment of any goal that depends on financing or a firm date for the receipt of revenues from orders because these dates depend on our obtaining financing and we cannot predict when, if or in what amount we will obtain it. We raised $232,000 in the quarter ended June 30, 2014, but we cannot fully implement our plan of operations until we raise $1,200,000.

Off-Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Table of Contents	15

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that there was a material weakness in our disclosure controls and procedures as of the end of the period covered by this report because the information required to be disclosed by us in reports filed under the Exchange Act was not being (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. We are a growing company and we currently lack documented procedures included documentation related to testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. Furthermore, we lacked sufficient personnel to properly segregate duties. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of June 30, 2014, management has not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. amicably resolve this matter

Table of Contents	16

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have received a threat of litigation by Nam Tran dba Life of Leisure LLC (“Tran”) against Acology, D&C and Curtis Fairbrother for an unspecified amount for damages, fraud and other related claims under a Brand Activation Agreement, dated September 1, 2013, between Tran and “Medtainer.” We believe that the claims are without merit, that if any were found meritorious, we have meritorious defenses against them and that if Tran were to prevail on any claim, the damages would not be material. We are not a party to nor do we expect the institution of any other litigation by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2014, we borrowed $132,000 under Promissory Note Conversion Agreements from 10 investors. By the terms of these agreements, the indebtedness is convertible into shares of D&C at the conversion price of $0.05 per share. These agreements were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Form of Promissory Note Conversion Agreement entered into between the Registrant and Certain Investors
31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Curtis Fairbrother
Date: August 19, 2014		Name: Curtis Fairbrother
Title: Chief Executive Officer, Principal Accounting Officer, Director

Table of Contents	17