Form 10-Q/A
period 2014-06-30
Acology Inc.
filed 2014-10-24
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q/A

Amendment No. 1
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

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [   ] No [ X ]

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

As of June 30, 2014, there were 4,546,014,785 shares of the Registrant's Common Stock outstanding.

EXPLANATORY NOTE

Acology, Inc. (the "Registrant") is filing this amendment (the Form 10-Q/A) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the "Form 10-Q"), filed with the United States Securities and Exchange Commission on August 19, 2014, solely to correct an error on the cover page. The cover page of the Form 10-Q mistakenly showed that the Registrant was a shell company, because the box indicating that it was a shell company was checked, in addition to the box that was correctly checked to indicate that it was not a shell company. This amendment corrects that error by removing the check mark from the former box.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures

PART II - OTHER INFORMATION

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Curtis Fairbrother
Date: October 23, 2014		Name: Curtis Fairbrother
Title: Chief Executive Officer, Principal Accounting Officer, Director