Form 10-Q
period 2014-09-30
Acology Inc.
filed 2014-11-17
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ to _________

Commission file number:  000-29381

ACOLOGY, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0207200
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1620 Commerce St., Corona, CA	92880
(Address of principal executive offices)	(ZIP code)

(661) 510-0978
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [ ] No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court  Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 30, 2014, there were 4,546,014,785 shares of the Registrant’s Common Stock outstanding.

ACOLOGY, INC.
For The Quarterly Period Ended September 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$90,569	$1,759
Inventories	44,987	37,660
Accounts Receivable	16,556
Advance to supplier	43,575	2,152
TOTAL ASSETS	195,687	41,571

Office equipment, net of accumulated depreciation of $1,033 and $945	4,281	3,248

	199,968	44,819

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accrued expenses	9,499	7,000
Notes payable	232,000
Note payable - related party	492,869	—
TOTAL CURRENT LIABILITIES	734,368	7,000

STOCKHOLDERS' DEFICIENCY
Common Stock, 0.00001 par value, 6,000,000,000 shares authorized 4,546,014,334 and 3,846,000,000 shares issued and outstanding September 30, 2014, and December 31, 2013, respectively	45,460	38,460
Additional Paid in Capital	—	103,526
Accumulated Deficit	(579,860)	(104,167)
TOTAL STOCKHOLDERS' DEFICIENCY	(534,400)	37,819

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$199,968	$44,819

The accompanying notes are an integral part of these financial statements

Table of Contents	3

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2014 (Unaudited)	From Inception (January 29, 2013) to September 30, 2013 (Unaudited)	Three months ended September 30, 2014 (Unaudited)	Three months ended September 30, 2013 (Unaudited)

Sales	$264,312	$196,411	$95,765	$106,165

Cost of Sales	85,578	70,708	29,119	34,458

Gross Profit	178,734	125,703	66,646	71,707

COSTS AND EXPENSES:
General and administrative	355,707	172,659	197,806	97,251
Advertising and marketing	32,745	39,611	6,648	32,542
Interest expense	2,501		$2,501	—
Total Cost and expenses	390,953	212,270	206,955	129,793

NET LOSS	$(212,219)	$(86,567)	$(140,309)	$(58,086)

Loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding	4,386,452,243	3,846,000,000	4,546,014,334	3,846,000,000

The accompanying notes are an integral part of these financial statements

Table of Contents	4

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2014 (Unaudited)	From Inception (January 29, 2013) to September 30, 2013 (Unaudited)

OPERATING ACTIVITIES:
Net loss	$(212,219)	$(86,567)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	876	—
Changes in operating assets and liabilities
Inventories	(7,327)	(32,685)
Accounts receivable	(16,556)
Advance to supplier	(41,423)	—
Accrued expenses	2,500	6,500
NET CASH USED IN OPERATING ACTIVITIES	(274,149)	(112,752)

INVESTING ACTIVITIES:
Acquisition of office equipment	(1,910)	(2,529)
NET CASH USED IN INVESTING ACTIVITIES	(1,910)	(2,529)

FINANCING ACTIVITIES:
Proceeds from issuance of private placement	40,000	—
Repayment of related party loan	(40,000)	—
Proceeds from notes payable	232,000
Proceeds from related party loan	132,869
Capital contributions	—	141,986
NET CASH PROVIDED BY FINANCING ACTIVITIES	364,869	141,986

INCREASE IN CASH	88,810	26,705

CASH - BEGINNING OF PERIOD	1,759	—

CASH - END OF PERIOD	$90,569	$26,705
	$—

Supplemental disclosures of cash flow information:
Non-cash financing activities
Note issued to prior shareholder in connection with reverse merger	$400,000	—

The accompanying notes are an integral part of these financial statements

Table of Contents	5

ACOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
	------COMMON STOCK------		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – January 29, 2013 (Inception)	—	$—	$—	$—	—

Common stock issued to founders	3,846,000,000	38,460	(38,460)	—	—

Capital Contribution			141,986		141,986

Net Loss				(104,167)	(104,167)

BALANCE – December 31, 2013	3,846,000,000	$38,460	$103,526	$(104,167)	$37,819

Effect of Reverse Merger	14,334	—	(136,526)	(263,474)	(400,000)

Issuance of common stock in private placement	700,000,000	7,000	33,000		40,000

Net income				(212,219)	(212,219)

BALANCE – September 30, 2014 (Unaudited)	4,546,014,334	$45,460	$—	$(579,860)	$(534,400)

The accompanying notes are an integral part of these financial statements

Table of Contents	6

ACOLOGY, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 – Business

On March 4, 2014 Acology, Inc. (“Acology”) completed an agreement and plan of merger with D&C Distributors, LLC (“D&C”), collectively (the “Company”). In connection with the merger the shareholders of the D&C received 3,846,000,000 shares of Acology in exchange for their shares of D&C. The merger was accounted for as a recapitalization of Acology, whereby D&C is the accounting acquirer and surviving reporting company. In connection with the merger, the president and sole director of the Company exchanged 35,000,000 shares of common stock of Acology owned by him and $151,269 of indebtedness to him for a convertible promissory note in the amount of $400,000 and the proceeds from a private placement.

D&C was formed under the laws of the State of California on January 29, 2013. The Company is a wholesaler of proprietary polypropylene containers used for controlled dispensing and storage of pharmaceuticals and medicine.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s S-1 Amendment No. 5 filed with the SEC on August 6, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2014, or any other period.

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

Table of Contents	7

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

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified.  Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Office Equipment

Office equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Advertising

Advertising and marketing expenses are charged to operations as incurred.

Table of Contents	8

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

During the quarter ending September 30, 2014, a shareholder of the company loaned an aggregate amount of $132,869 to the Company. The loan is non-interest bearing and with no specific repayment terms.

NOTE 4 – Notes Payable

At September 30, 2014, notes payable consisted of:

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

NOTE 5 – Stockholders’ Deficiency

On January 9, 2014, Acology amended its articles of incorporation to increase its authorized common stock to 6 billion shares with a par value of $0.00001 per share.

In connection with the merger referred to in Note 1, the unitholders of D&C received 3,846,000,000 shares of Acology’s common stock in exchange for their membership units in D&C.

Table of Contents	9

In connection with the merger, the former president and sole director of the Acology exchanged 35,000,000 shares of common stock of Acology owned by him and indebtedness owed to him for a convertible promissory note in the amount of $400,000 and the proceeds from the private placement referred to below.

In connection with the Merger, Acology completed a private placement in which 700,000,000 shares of its common stock were issued for proceeds of $40,000.

NOTE 6 – Related Party

The Company uses office space from a family member of a stockholder of the Company at no rent.

The Company made sales to a company in which two shareholders of the Company are members of the board of directors for the amount of $48,945 during the nine months ended September 30, 2014.

NOTE 7 – Concentrations

For the nine months ended September 30, 2014, and for the period January 29, 2013 (inception), to September 30, 2013, the Company’s largest customer accounted for approximately 58% and 44% of sales. In addition during the period from January 29, 2013 (inception), to September 30, 2013, one other customer accounted for approximately 19% of sales.

For the nine months ended September 30, 2014 and for the period January 29, 2013 (inception), to September 30, 2013, the Company purchased approximately 100% of its products from one manufacturer.

NOTE 8 – Subsequent Events

Management has evaluated subsequent events through the date on which these financial statements were available to be issued.

Table of Contents	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

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

Our principal market is one distributor, to whom we sell approximately 40% of our products, and two wholesalers, to whom we sell respectively 15% and 10% of our products for resale to other businesses that will in turn sell them to end users. We offer the remaining 35% of our products over our website, www.themedtainer.com and directly to drug stores and drug store chains, veterinarians and veterinary distributors and other distributors and end users. We are seeking additional distributors.

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

We indicated in our Registration Statement on Form S-1, which was declared effective on August 6, 2014, that, while some of our marketing had related to the use of our products for marijuana-related purposes, we planned to focus our marketing efforts on drug stores and drug store chains, veterinarians and veterinary distributors and other distributors and end users. We are now so focused and no longer advertise our products for marijuana-related use. In common with innumerable manufacturers of small containers, including those who produce pill containers for drugstores, our products may be used for storing marijuana, among many other purposes, and like other manufacturers of containers, we have no way of controlling how our prooducts may be utilized by end-users. We are not and have never been in the business of growing or distributing marijuana, nor are we promoting or recommending its use.

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

Table of Contents	11

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

Also in connection with the Merger:

·	On March 4, 2014, Acology completed a private placement with 3 investors (the “Private Placement”) of 700,000,000 shares of Common Stock for proceeds of $40,000 in cash. The price paid by each investor was $0.000571429 per share. Acology also entered into Registration Rights Agreements with these investors, under which Acology was obligated to file, and did file, a registration statement under the Securities Act of 1933 (the “Securities Act”) relating to the shares issued in the Private Placement (the “Registration Statement”) and to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act as promptly as possible. The Registration Statement was made effective on August 6, 2014.

Table of Contents	12

·	Prior to the Merger, Richard S. Astrom, Acology’s president and sole director, entered into an Exchange Agreement with Acology, under which 35,000,000 shares of the Common Stock owned by Green Fusion Corp. and $151,269 of Acology’s indebtedness to him were exchanged for the proceeds of the Private Placement and a secured convertible promissory note of Acology payable to him in the principal amount of $400,000 and bearing interest at the rate of 0.28% per annum. The convertible promissory note is due March 4, 2015, is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the shares of common stock of D&C. If an event of default, including failure to pay the convertible promissory note when due, occurs, the unpaid principal amount of the convertible promissory note and the interest accrued thereon will be convertible as a whole or in part from time to time into an indeterminate number of shares of Common Stock at a conversion price per share equal to 50% of the average of the daily closing prices for a share of Common Stock for the three (3) consecutive trading days ending on the trading day immediately prior to the day on which the convertible promissory note is delivered for conversion.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2014
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues.

Revenues for the three months ended September 30, 2014, were $95,765 compared to $106,165 for the three months ended September 30, 2013, and our gross profit for those periods was respectively $66,646 and $71,107. The decrease in revenues and gross profit in the later period was due to decreased sales.

Costs and Expenses.

Costs and expenses for the three months ended September 30, 2014, were $206,955 compared to $129,793 for the three months ended September 30, 2013. These costs and expenses increased in the later period because general and administrative expenses increased by $100,552 and interest expense increased by $2,501, although advertising costs decreased by $25,894. The principal components in the increase in general and administrative expenses were approximately $39,000 for rent, insurance and lessee improvements on our new offices, approximately $22,000 for payroll, approximately $11,000 for legal fees, $11,250 for obtaining child-resistant certification for our 20-dram Medtainer and $10,000 to obtain quotation of our common stock on OTC Market Group Inc.’s OTCQB tier.

Net Loss.

We had a net loss of $140,309 for the three-month period ended September 30, 2014, as compared to $58,086 for the three-month period ended September 30, 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2014
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenues.

Revenues for the nine months ended September 30, 2014, were $264,312 compared to $196,411 for the period from our inception on January 19, 2013 to September 30, 2013, and our gross profit for those periods was respectively $174,734 and $125,703. The increase in revenues and gross profit for the later period was due to increased sales.

Table of Contents	13

Operating Expenses.

Operating expenses for the nine months ended September 30, 2014, were $390,953 compared to $212,270 for the period from our inception on January 19, 2013 to September 30, 2013. Operating expenses increased in the later period because general and administrative expenses increased for the reasons described above and because interest expense increased by $2,501, although advertising costs decreased by $6,866.

Net Loss.

We had a net loss from continuing operations of $212,219 for the nine month period ended September 30, 2014, as compared to a loss from continuing operations of $86,567 for the nine month period ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013 (ranging from 8,000 units to 30,000 units per month) for a total of 125,000 units. During the first three quarters of 2014, we sold approximately 76,000 units. Gross sales for 2013 were $254,992 and for the first three quarters of 2014 were $264,312. We have an inventory of 90,000 containers valued at $44,987 on our books, which we believe will be sold to our distributor and to customers over our website for approximately $400,000.

As of December 31, 2013, and September 30, 2014, we had respectively $1,759 and $90,569 in cash. We financed our operations from the inception of our business on January 19, 2013, through September 30, 2014, through capital contributions of $141,986 made by our officers, loans of $232,000 from unrelated parties and a related-party loan of $132,869.

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

Table of Contents	14

Plan of Operations

Our significant objectives for the next 12 months are as follows:

·	Secure funding of $1,200,000 to support our operations over the next 12 months. This activity has commenced through personal contacts by our officers and will ongoing; to date we have secured funding of $364,869. We can give no assurance that $1,200,000 or any lesser amount will be available on acceptable terms, or available at all. The costs associated with this activity, which would arise principally from travel and legal expenses, are estimated to be $15,000. We cannot predict when we will obtain funding in whole or in part, but as indicated below, we cannot begin to attain several of our other objectives until we reach the levels of funding set forth below.

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

·	Obtain additional distributors with sales force of at least 100 full time employees and obtain firm orders from them. We estimate the costs associated with this activity to be approximately $5,000 per month. Our officers are presently engaged in these activities and absorbing their costs and have advised us that they intend to continue doing so whether or not funding is offered. Although we have previously indicated that we would be seeking international distributors, we have determined that, in light of our limited manpower, we will concentrate on obtaining additional domestic distributors.

·	Increase retail sales by attending trade shows, expos and conferences. We estimate the costs associated with this activity to be approximately $10,000 per month. Our officers are presently engaged in these activities and absorbing their costs and they have advised us that they intend to continue doing so whether or not financing is obtained.

·	Begin a marketing and advertising campaign. We will commence this activity, which will continue throughout the 12-month period, when we have attained financing of at least $200,000. This activity, which includes updating our websites, brochures and other advertising materials and attending industry events, is estimated to be $35,000. We have begun this activity by improving our websites and by initiating efforts to market directly to drug stores and drug stores chains, veterinarians and veterinary distributors and other distributors and end users.

·	Pay a promissory note in the principal amount of $360,000 to Richard S. Astrom on March 4, 2015 (see above).

·	Pay officers’ salaries of $10,000 per month to each of our two officers on a regular basis after the other goals are completed.

We cannot give firm dates for the attainment of any goal that depends on financing or a firm date for the receipt of revenues from orders because these dates depend on our obtaining financing and we cannot predict when, if or in what amount we will obtain it. We raised $232,000 in the quarter ended June 30, 2014, and an additional $132,869 in the quarter ended September 30, 2014, but we cannot fully implement our plan of operations until we raise a further $1,200,000.

Off-Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Table of Contents	15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Internal Controls.

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

Remediation Plan.

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of September 30, 2014, management had not completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	16

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have received a threat of litigation by Nam Tran dba Life of Leisure LLC (“Tran”) against Acology, D&C and Curtis Fairbrother for an unspecified amount for damages, fraud and other related claims under a Brand Activation Agreement, dated September 1, 2013, between Tran and “Medtainer.” We believe that the claims are without merit, that if any were found meritorious, we have meritorious defenses against them and that if Tran were to prevail on any claim, the damages would not be material. Tran has not taken action to further this claim. We are not a party to nor do we expect the institution of any other litigation by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

Table of Contents	17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Curtis Fairbrother
Date: November 14, 2014		Name: Curtis Fairbrother
Title: Chief Executive Officer, Principal Accounting Officer, Director

Table of Contents	18