Form 10-K
period 2014-12-31
Acology Inc.
filed 2015-04-15
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 000-29381

ACOLOGY, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0207200
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1620 Commerce St., Corona, CA 92880
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (844) 226-5649

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered pursuant to Section 12(g) of the Exchange ActNone

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No[ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,137,500,000 on the last business day of Registrant’s most recently completed second quarter, based on the average of the closing bid and asked prices. The Registrant believes that this amount overstates by many orders of magnitude the value of these shares, which closed on OTCQB at $0.003 per share on April 13, 2015.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of April 15, 2015, was 4,546,049,785.

(DOCUMENTS INCORPORATED BY REFERENCE)

None

ACOLOGY, INC.
FORM 10-K

PART I

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

References to “our,” “we,” “us,” or “the Company” “our Company,” refer to Acology, Inc. and its subsidiary, unless the context requires otherwise “Acology” refers to Acology, Inc. “D&C” refers to D&C Distributors LLC, a California limited liability company and our wholly owned subsidiary.

ITEM 1. BUSINESS

Through D&C, we are in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs. While some of our marketing to date has related to the use of these containers for marijuana-related purposes, we have recently received child safety certification for our 20-dram container and we are focusing our marketing efforts on drug stores and drug store chains, veterinarians and veterinary distributors and other distributors and end users. For more detailed information as to our business and our plans to develop it, see “Description of Business. Acology’s operating subsidiary, D&C, which Acology acquired on March 28, 2014, commenced operations on January 29, 2013.

The address of the Company is 1620 Commerce St., Corona, CA 92880 and its telephone number is (844) 226-5649.

Our History

Prior to the Merger

Acology was incorporated on September 9, 1997, in the State of Florida under the name of Synthetic Flowers of America, Inc. (“Synthetic Flowers”) for the purpose of producing and selling silk flowers.

On February 15, 1999, the articles of incorporation were amended to (i) change our corporate name to Pinecrest Investment Group, Inc., (ii) to increase the number of authorized shares of common stock that to issue be increased to 100,000,000 shares, $.001 par value per share, and (iii) to authorize 25,000,000 shares of preferred stock, $.001 par value per share.

On January 10, 2000, the Board of Directors approved a 5-for-4 forward stock split for shareholders of record on December 31, 1999, with any fractional shares being rounded up to the next whole share.

On January 26, 2000, the articles of incorporation were amended (i) to reduce the number of the authorized shares of common stock to 50,000,000, (ii) reduce the number of authorized shares of preferred stock to 10,000,000 shares, (iii) provide that shares of preferred stock would have no par value and (iv) provide that the preferred stock would be issuable in series.

Acology ceased doing business in 2002 and, on or about October 23, 2008, it was placed in receivership by order of the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida. As a result, (i) Brian K. Goldenberg was appointed as the receiver of Acology and (ii) pursuant to his powers as receiver, he appointed Mark Rentschler as its president and sole director, replacing its existing president and directors, who had abandoned their duties as such for several years. The receivership was closed on February 10, 2009. Mr. Rentschler received 35,000,000 shares of common stock for his services in these capacities.

Table of Contents	1

On October 27, 2009, Mr. Rentschler resigned as President and sole director of and appointed Mark Astrom, the son of Richard S. Astrom, as its president and sole director.

On or about February 17, 2009, Green Fusion Corp., a corporation all of whose shares are owned by Richard S. Astrom, who served as president and sole director of Acology from January 1, 2012, until March 4, 2014, acquired the above mentioned 35,000,000 shares of common stock from Mr. Rentschler, which gave Mr. Astrom control of Acology. On January 1, 2012, Mark Astrom resigned as President and sole director of Acology and appointed Richard S. Astrom as its President and sole director. On July 5, 2012, the articles of incorporation were amended to increase the number of authorized shares of common stock to 3,000,000,000.

Immediately prior to the merger described below, Acology was a nonreporting shell company.

The Merger

December 24, 2013, Acology, PNCR, Acquisition, LLC, a California limited liability company and the wholly-owned subsidiary of the Company (“Merger Sub”), and D&C entered into an Agreement and Plan of Merger under which, among other things, Merger Sub would be merged with and into D&C, with the result that D&C would be the surviving entity and become the wholly owned subsidiary of Acology.

On March 4, 2014, the closing under the Merger Agreement took place and on March 28, 2014, D&C and Merger Sub filed the merger certificate with the Secretary of State of the State of California. As a result of the Merger, Acology is no longer a shell company. In connection with the Merger, Acology issued 3,846,000,000 shares of Common Stock to Curtis Fairbrother and Douglas Heldoorn, the holders of all of the membership units in D&C, who thereby became Acology’s controlling shareholders, in exchange for those units. Upon the closing of the Merger, Richard Astrom resigned as Acology’s sole director and president and Messrs. Fairbrother and Heldoorn became its officers and directors.

Also in connection with the Merger:

•	On March 4, 2014, Acology completed a private placement with 3 investors of 700,000,000 shares of Common Stock for proceeds of $40,000 in cash. The price paid by each investor was $0.000571429 per share. Acology also entered into Registration Rights Agreements with these investors, under which Acology filed a registration statement under the Securities Act of 1933 covering the shares issued in the Private Placement, which was declared effective on August 6, 2014. For further information about the participation of a corporation owned by Richard S. Astrom, our president and sole director until March 4, 2014, in the Private Placement, see “Directors, Executive Officers, Promoters and Control Persons - Related Party Transactions – Private Placement.”
•	Prior to the Merger, Richard S. Astrom, Acology’s president and sole director, entered into an Exchange Agreement with Acology, under which 35,000,000 shares of the Common Stock owned by Green Fusion Corp. and $151,269 of Acology’s indebtedness to him were exchanged for the proceeds of the Private Placement and a secured convertible promissory note of Acology payable to him in the principal amount of $400,000 and bearing interest at the rate of 0.28% per annum; a prepayment if $40,000 was made on that date, leaving a balance of $360,000. The convertible promissory note is due March 4, 2015, is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the shares of common stock of D&C. If an event of default, including failure to pay the convertible promissory note when due, occurs, the unpaid principal amount of the convertible promissory note and the interest accrued thereon will be convertible as a whole or in part from time to time into an indeterminate number of shares of Common Stock at a conversion price per share equal to 50% of the average of the daily closing prices for a share of Common Stock for the three (3) consecutive trading days ending on the trading day immediately prior to the day on which the convertible promissory note is delivered for conversion. For further information respecting the convertible promissory note, certain risks associated with it and the pledge, see “Directors, Executive Officers and Control Persons – Related Parties – Exchange Transaction.”
•	On January 9, 2014, the articles of incorporation were amended (i) to change our corporate name to Acology, Inc., (ii) to increase the number of the authorized shares of common stock to 6,000,000,000 and (iii) to reverse split the common stock on the basis of 1 new share for 1,000 existing shares. The reverse stock split was applicable to shares held by shareholders of record on February 14, 2014, and was implemented on that date.

Table of Contents	2

As a result of the Merger, we are in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store, and grind and shred, pharmaceuticals, herbs, teas and other solids or liquids. For more detailed information as to our business and our plans to develop it, see “Description of Business.”

The Company’s corporate structure is as follows:

Acology, Inc. (a Florida corporation)

D&C Distributors LLC[1] (a California limited liability company) (100% owned)

1. All of the membership units in D&C have been pledged to secure indebtedness of Acology, Inc. For further information respecting this indebtedness and this pledge, see “Directors, Executive Officers, Promoters and Control Persons – Related Party Transactions – Exchange Transaction.”

DESCRIPTION OF BUSINESS

Introduction

Acology is the parent of D&C. Acology has no material assets other than all of the outstanding shares of D&C and has no plans to conduct any business activities other than obtaining or guaranteeing financing for the business conducted by D&C or assisting D&C and its subsidiary in obtaining such financing.

Through D&C, we are in the business of designing, manufacturing, branding and selling containers that can store, grind and shred pharmaceuticals, herbs, teas and other solids or liquids. The sole product that we are selling is the “TSOS Container, which is described below under “Products.”

We market approximately 55% of our products directly to businesses and 5% to the retail public, through internet sales and a phone room, and market the remaining 40% of our products through a wholesaler who resells our products to other businesses that in turn sell them to end users. See “Description of Business – Sales and Distribution.” When we commenced business in 2013 and continuing through the first 3 quarters of 2014, we sought distributors as the principal means for the distribution of our products, but have determined to pursue direct sales to end users. Accordingly, we are not seeking additional distributors.

As indicated above, our products can store and grind many substances. Our products are manufactured using medical-grade resin because we intended to market them for use in grinding pills for administration to children and other persons who have difficulty swallowing and to pets. We were initially unable to market products for these purposes because we did not have child safety certification and because of limitations in manpower. During 2014, we received such certification for our 20 dram TSOS container and we are now marketing our products for that purpose, among others.

In light of the facts that the possession and use of marijuana have been legalized, subject to varying restrictions, in at least 23 states and that several other states are considering such legalization, we believe that our products may be of interest to a large number of users of marijuana in and we advertise our products on our website and elsewhere as suitable for that purpose. However, since we do not seek information from our customers who are end users as to how they intend to utilize our products and have no similar knowledge respecting end users of products sold through our distributor, we are unable to determine the extent of its use in connection with the storage and grinding of marijuana or any other purpose. We believe that marketing our products to users of marijuana subject us to the following risks.

Table of Contents	3

•	The use of marijuana for medical and recreational use is lawful in many states and the District of Columbia, but under United States federal law and the laws of the other states, the possession, use, cultivation, storage, processing and/or transfer of marijuana is illegal. Federal and state law enforcement authorities have prosecuted persons engaged in these activities. While we do not believe that we engage in any of these activities, any of these law enforcement authorities might bring an action against us in connection with the engagement of others in them, including, but not limited, to a claim of aiding and abetting their criminal activities. Such an action would have a material and adverse effect on our business and operations.
•	Under United States federal law, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term “drug paraphernalia”i ncludes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether our products are drug paraphernalia are our national and local advertising concerning its use and we have advertised our products as usable for marijuana-related purposes. However, we do not believe that our products were designed or are intended for any of these purposes or that our products are drug paraphernalia, as defined in federal law, and we are promoting our products primarily to be used for other purposes. If federal authorities were to take a different view, they might bring a criminal action against us. Such an action would have a material and adverse effect on our business and operations.

Products

The TSOS Container stores herbs and herbal remedies, medicines, coffee and teas, wines and liquors, foods and other solids and liquids without cross-contamination. Some configurations have a built-in grinder in order that non-liquids that it carries may be ground into powder in the case of medicines or shredded in the case of herbs. The TSOS Container is manufactured from medical-grade polypropylene resin, is air- and water-tight, non-porous and non-leaching. We are now selling the TSOS Container only in the configuration of a child-resistant 20-dram container with a single storage compartment and a built-in grinder. We plan to sell the TSOS Container in several other configurations, namely, 12, 36 and 110 dram containers with from two to six storage compartments and with or without a grinder. Our inventory includes a configuration that is easy to open, as well as the child-resistant configuration; however, we intend to order only the latter configuration in the future. We have not tested the latter configuration to determine whether it meets FDA standards for child resistance. We sell our products with and without logos and other markings and are developing capacity to mark containers in-house.

As indicated by the picture below, the TSOS Container with a grinder/shredder has three components. The top component is a cap, the middle component is a storage cup with grinding/shredding teeth projecting downward from its bottom and the bottom component is a grinding/shredding cup with teeth projecting upward from its bottom. Material is transferred from the storage cup into the grinding/shredding cup, the storage cup is inserted into the grinding/shredding cup, forming a space in which the two sets of teeth intermesh, and the two cups are then rotated manually such that the material passes between the two sets of teeth and is ground or shredded. The ground or shredded material may then be returned to the storage cup for storage or used or dispensed in another manner. The cap attaches to the grinding/shredding cup such that the storage cup is held between them, forming a compact unit which is air- and water-tight between the cap and the storage cup, as well as between the storage cup and the bottom cup.

Table of Contents	4

TSOS Containers without grinding capacity will have only a cap and a storage container.

In the future, we may sell containers other than the TSOS Container that will give consumers the ability to easily store, carry and consume various solids and liquids.

We have acquired an inventory of cigarette lighters and “smellproof” bags, but have not determined when or how we will market them.

Source of Products

We do not manufacture, and for the foreseeable future do not plan to manufacture, our products. We acquire our products from Polymation Medical Products, LLC (“Polymation”), a pharmaceutical container manufacturer located in Newbury Park, California, under an agreement that we entered into with Polymation on August 13, 2013, under which we purchase all of our TSOS Containers. The agreement has an initial term of 10 years and is extendible for a like term by mutual consent. Under this agreement, we have the exclusive worldwide right to purchase, promote, advertise, market, distribute and resell the TSOS Container, which respect to which the owner of Polymation holds a patent. The agreement requires minimum purchases (see the following paragraphs), sets prices for the products that we purchase, subject to increase because of changes in the local consumer-price index and increases in Polymation’s cost of materials, rent and utilities. Polymation is currently unable to meet our requirement of 30,000 units per month because it does not have sufficient production capacity to meet it. Polymation is now 132,255 units short of the 240,000 units that we have ordered from it to date. We have prepaid $66,128 for the undelivered units.

Under the agreement with Polymation, were initially required to purchase at least 30,000 units per month, with that requirement increasing by 10% on each anniversary of the effective date of the agreement, but we have not complied with these purchase requirements. We are now required to purchase at least 33,000 units per month. During 2013, we were required to purchase 150,000 units, but purchased only 58,540 units. As a result, we were in default under this agreement and Polymation had the right to terminate it. After discussion with Polymation, it was agreed that the default would be waived in consideration of our payment of $67,230 to Polymation. During 2014, we were required to purchase, and purchased, 240,000 units, but, as indicated above, we were unable to acquire the additional 132,255 units that we ordered because Polymation was unable to manufacture them. We are considering ways in which we can obtain all of the units that we need, but although Polymation is in default under our agreement with it, it is undesirable to terminate the agreement, since we would be unable to acquire any TSOS Containers from another source without the consent of Polymation, because Polymation holds a patent relating to the TSOS Container. While we may be entitled to damages for breach of contract, we believe that the best way forward, in light of the fact that there is no alternate supplier, is to find an amicable solution.

Table of Contents	5

Also, under this agreement, (i) we assigned the registered trademark “Medtainer” to Polymation, (ii) we received an exclusive license to use that trademark, (iii) we received a right of first refusal to acquire Polymation’s business on the same terms offered by a bona fide, arm’s-length, third-party buyer with a 50% discount from the price offered by such buyer, and(iv) we agreed that, in the event that D&C (or its successor, assignee or affiliate) were to form a new corporation for the purpose of selling the products that we acquire under the agreement, D&C would cause such corporation issue to the owner of Polymation one percent of such corporation’s authorized preferred and voting shares.

We presently have no other suppliers, but may seek them out in connection with the manufacture of containers other than TSOS Containers.

Sales and Distribution

As indicated above, we sell approximately 60% of our products directly to end users and the remainder to wholesalers, who resell them to businesses and consumers, both in unmarked and custom-labeled form. In 2013, we sold approximately 125,000 units; during 2014, we sold 123,000 units; and through March 31, 2015, we sold 58,000 units. We currently have 90,000 units in inventory. Of the units that we sell directly, we sell approximately 95% by phone and 5% over our website, www.themedtainer.com. We also maintain a corporate website, www.acologyinc.com, over which we do not sell our products.

We have entered into a Product License and Distribution Agreement, dated April 1, 2014, with IGreen Planet Store, Ltd. (“IGreen”), a Canadian distribution company located in Vancouver, British Columbia, Canada. Under this agreement, we have granted to IGreen an exclusive license to market, sell and distribute the TSOS Container in Canada. The agreement has a 5-year term. We are required to maintain product liability insurance covering the products sold under the agreement. We are in the process of obtaining such insurance. IGreen is not required to purchase a minimum quantity of our products. The agreement is subject to yearly reviews by the parties in respect of price, quantities ordered and other matters. Based upon these reviews, the parties may modify, amend or revoke the agreement. IGreen is currently purchasing approximately 40% of our products. Because we intend to pursue direct sales as our principal means of distribution, we are not seeking additional distributors.

We entered into an oral agreement, on September 30, 2013, with TSD Worldwide (“TSD”), a distribution company located in Santa Fe Springs, California. Under this agreement, as amended in writing on November 18, 2013, TSD acted as our exclusive U.S. seller of designated products, except that we retained the right to sell products over our website. Although TSD was not required to purchase a minimum quantity of our products the agreement set forth performance guidelines that were to be the subject of periodic reviews and that set forth goals ranging from purchases of 10,500 units in the first month to 57,500 units in the final month. TSD failed to meet these goals and terminated the agreement on June 18, 2014. The failure of TSD to meet these goals was a significant factor in relation to our default under our supply agreement with Polymation. We terminated the agreement with TSD in June 2014.

In mid-2014, our sales staff presently comprised our two officers. We now have 5 sales personnel, including our two officers, who make sales in our phone room and over our website.

We also have a presence on Facebook, Twitter and other social media. We believe that social media are important to our marketing program for our products.

Product Development

We are seeking a person to direct our research and development with a view to improving existing products and developing new products.

Table of Contents	6

Patents, Trademarks and Other Intellectual Property

Our TSOS Container is covered by a patent held by Polymation. As we develop our own products, we may rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights. We believe that the patent owned by Polymation is material to our business, but we cannot presently ascertain the extent to which intellectual property that we may develop or license will be important to us.

We employ various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect our trade secrets and know-how. We have licensed a patent that we own to Polymation and may license in the future, patents, trademarks, trade secrets and similar proprietary rights to and from third parties.

Competition

We believe that the TSOS Container is a unique product and that there is presently no product that competes with it. However, even though it is patented, we cannot assure that a product that can store and grind substances without conflicting with this patent cannot be developed. In addition, we face intense competition in the sale of our products and compete with multiple companies principally on the basis of price, service, quality, product characteristics and the ability to supply products to customers in a timely manner. Our products also compete with metal, glass, paper and other packaging materials as well as plastic and resin packaging materials made through different manufacturing processes. Most of our existing and potential competitors have greater brand name recognition and their products may enjoy greater initial market acceptance among our potential customers. In addition, many of these competitors have significantly greater financial, technical, sales, marketing, distribution, service and other resources than we have and may also be better able to adapt quickly to customers’ changing demands and changes in technology, to enhance existing products, to develop and introduce new products and new production technologies and to respond timely changing market conditions and customer demands. If we are not able to compete successfully in the face of our competitors’ advantages, our ability to gain market share or market acceptance for the products that we sell could be limited, our revenues and our profit margins could suffer, and we may never become profitable.

While we believe that the patent under which our TSOS Container is manufactured (see “Description of Business – Patents, Trademarks and Other Intellectual Property”) may afford us some protection from competition by similar products, no assurance can be given that a competing product cannot be developed without infringing our patent.

We seek to differentiate ourselves from our competitors by the uniqueness of our products, by building a reputation for high-quality products and innovation and by maintaining strong relationships with our distributors and, where possible, their and our customers.

Regulation

The Food and Drug Administration (the “FDA”) regulates the material content of our products, including the medical-grade polypropylene resin used in the manufacture of the TSOS Container, pursuant to the Federal Food, Drug and Cosmetic Act and the Consumer Product Safety Commission (the “CPSC”) regulates certain aspects of our products pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. The FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell or intend to sell our products. In addition, certain state laws restrict the sale of packaging with certain levels of heavy metals and impose fines and penalties for noncompliance. Although FDA-approved resins and pigments are used in our products that directly contact food and drugs and we believe our products are in material compliance with all applicable regulatory requirements (although we are not required to submit them to either the FDA or the CPSC for review), we are remain subject to the risk that our products could be found not to be in compliance with these and/or other requirements. A recall of any of our products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on us.

We are not required to submit the TSOS Container for review by either agency.

Table of Contents	7

Employees

In mid-2014, we had 2 employees, namely, the Company’s two officers. We now have, in addition to these officers, 4 sales personnel and 5 administrative personnel.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As we are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer, as defined in Rule 405 promulgated under the Securities Act, we are not required to provide information under this item.

ITEM 2. PROPERTIES

All of our operations are located at 1620 Commerce St., Corona, CA 92880. We lease this property, comprising approximately 7,000 square feet, for $6,300 per month plus 55% of the operating expenses, as defined in the lease. The term of the lease is 2 years, expiring on August 31, 2016.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4. (REMOVED AND RESERVED).

Table of Contents	8

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB tier maintained by OTC Markets Inc. under the symbol “ACOL.” Our Common Stock is trading at prices well below the minimum of $0.01 per share in order to maintain listing on the OTCQB tier maintained by OTC Markets and we have received notice from OTC Markets that unless, by September 21, 2015, the bid price for our Common Stock has not closed at or above $0.01 for any ten consecutive trading days, it will be removed from the OTCQB tier.

The following table reflects the high and low closing bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2014 and 2013 and the year to date. The bid information was obtained from the OTC Markets,

Inc. and reflects prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	Closing Bid High	Closing Bid Low

Fiscal Year 2015
June 30, 2015 (through April 13, 2015)	$0.0043	$0.0028
March 31, 2015	$0.0251	$0.0025
Fiscal Year 2014*
December 31, 2014	$0.535	$0.03
September 30, 2014	$1.25	$0.10
June 30, 2014	$1.25	$1.25
March 31, 2014	$3.00	$1.25

Fiscal Year 2013
December 31, 2013	$3.00	$1.50
September 30, 2013	$1.30	$1.30
June 30, 2013	$1.30	$1.30
April 30, 2013	$----	$----

The prices in the above table have been adjusted for a 1-for-1,000 reverse stock split that was implemented on February 14, 2014.

Until the quarter beginning September 1, 2014, following the consummation of the Merger and the effectiveness of a registration statement filed under the Securities Act respecting 335,200,000 shares of common stock held by certain of our stockholders, trading in our common stock was sporadic and the amounts of shares traded were very small. We do not believe that the information provided in the table above for periods prior to that date reflect the value or the prospects of the Company as it now exists.

As of April 15, 2015, there were 403 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Table of Contents	9

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial data discussed below are derived from the audited consolidated financial statements of the Company as at December 31, 2014, which were prepared and presented in accordance with generally accepted United States accounting principles. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained elsewhere herein, which more fully present our financial condition and operations as at that date. We do not believe that the results set forth in these consolidated financial statements are necessarily indicative of our future performance. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

Overview

In the period ended December 31, 2013, which started with the formation of D&C on January 29, 2013, and ended on December 31, 2014, we organized, acquired our office space, entered into contracts for the purchase and distribution of our products, established one of our websites, sold products to our distributors and end users, developed our in-house sales capacity, completed a merger whereby we became a public company and completed a private placement.

We will need a substantial amount of additional capital to fund our business plan. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet our needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted or we could be forced to terminate operating.

Our audited financial statements for the period ended December 31, 2013, include only the period commencing with the inception of D&C on January 29, 2013, and do not include any historical data of Acology, which was incorporated on September 5, 1997, ceased doing business in 2002 and remained dormant until it acquired D&C in the Merger. Accordingly, these financial statements are those of D&C. Our audited financial statements for the year ended December 31, 2014, show our consolidated results for that period and were prepared on the basis that D&C was the accounting acquirer in the Merger.

During the ended December 31, 2013, the Company raised $141,986 from capital contributions from its officers. During the ended December 31, 2014, the Company raised $40,000 in a private placement and $759,847 from loans.

Results of Operations

The following table summarizes the operating results of the Company for the period beginning with our inception on January 29, 2014, and ending December 31, 2013 and for the year ended December 31, 2014:

	Fiscal 2013	Fiscal 2014
Gross Profit	$125,703	$315,716
Operating expenses:
General and administrative	$172,659	$625,795
Selling expense	$39,611	$62,266
Bad debt expense	—	$15,002
Net Income (Loss)	$86,567	$407,604

Year Ended December 31, 2014, Compared with the Period Ended December 31, 2013

Sales: Our sales for the year ended December 31, 2014, were $460,756, from which we earned a gross profit of $315,716. Our sales for the period ended December 31, 2013, were $254,992, from which we earned a gross profit of $166,361. The principal reason for the increase in sales and gross profit from the earlier to the later period was increased sales volume combined with cost of sales that increased at a rate lower than the rate by which sales volume increased.

Table of Contents	10

Operating Expenses: For the year ended December 31, 2014, operating expenses of $704,063 were incurred, including $625,795 for general and administrative expenses, of which $228,650 was for compensation of our officers, $63,266 of advertising and marketing expenses and $15,002 for bad debt. For the period ended December 31, 2013, operating expenses of $270,528 were incurred, including $219,052 for general and administrative expenses, of which $137,157 was for compensation to our officers and $51,476 of advertising and marketing expense.

The principal reasons for the increase in general and administrative expense were an increase in personnel costs, which were $137,157 in the earlier period, compared with $187,426 in the latter period and the cost of moving into and furnishing our new offices. Advertising costs increased principally because of our decision to concentrate on direct sales to end users.

Interest Expense. During the year ended December 31, 2014, we incurred interest expense of $19,257, compared with no interest expense for the period ended December 31, 2013.

Net Loss: During the year ended December 31, 2014, our net loss was $407,604, as compared with a net loss of $104,167 for the year ended December 31, 2013. The principal reason for this difference was the disproportionally high level of general and administrative expenses during the latter period.

Liquidity and Capital Resources

As of December 31, 2014, we had $261,233 in cash. We financed our operations from the inception of our business on January 19, 2013, through December 31, 2014, through capital contributions of $141,986 made by our officers in 2013, and a $40,000 private placement and loans of $759,847 during the year ended December 31, 2014.

We began commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013 and ranging from 8,000 to 30,000 units, for a total of 125,000 units. During the year ended December 31, 2014, we sold an average of 15,000 units per month, ranging from approximately 4,000 to 20,000 units per month, totaling approximately 180,000 units; we sold approximately 44,000 units in the last quarter of 2014.

We have a current inventory of approximately 90,000 containers, which we believe will be sold to our distributors for approximately $450,000.

The Company believes that it will require approximately $1.5 million in additional funding for its operations for the next 12 months. The Company plans to fund its activities, including those of D&C, during the balance of 2014 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms.

On March 4, 2014, the Company issued a convertible promissory note payable to Richard S. Astrom in the principal amount of $400,000, which was reduced to $360,000 by virtue of a prepayment of $40,000 on that date.

This convertible promissory note was due on March 4, 2015, bears interest at the rate of 0.28% per annum and is secured by a Pledge Agreement, dated as of March 4, 2014, between the Company and Mr. Astrom, under which the Company pledged all of its membership interests in D&C to Mr. Astrom. The terms of and circumstances under which the convertible promissory note was issued and the pledge agreement signed are set forth under the caption “Directors, Executive Officers, Promoters and Control Persons – Related Party Transactions – Exchange Agreement.”

We are in default under the convertible promissory note and we do not presently have funds available to pay it. Accordingly, Mr. Astrom may foreclose under the pledge agreement. We intend to ask for an extension of the due date and for a waiver of our default, but Mr. Astrom is not obligated to grant any extension or waiver. Further, we have no information as to whether or on what terms any such extension or waiver would be granted.

The amount of the funds required to pay the convertible promissory note to Mr. Astrom is included in the $1,500,000 that we will require to fund our operations for the next 12 months. We plan to obtain such funds through the sale of debt or equity securities.

Table of Contents	11

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

Plan of Operations

In August 2014, we announced our significant objectives for the next 12 months. The following sets forth our progress in meeting those objectives:

•	We planned to secure funding of $1.5 million to support our operations. Of that amount, we have obtained approximately $700,000, which has enabled us to commence with the attainment of our other objectives. We can give no assurance that any or all of the remaining portion of such funding will be available on acceptable terms, or available at all.
•	We planned to hire additional personnel and have hired 9 new employees. The compensation and other costs associated with these personnel are approximately $24,000. We plan to hire additional sales, administrative personnel and technical personnel as needed.
•	Increasing sales volume to 50,000 containers per month. During 2014, we sold an average of 10,250 units per month. Our ability to reach this goal, as indicated above, is limited by the manufacturing capacity of Polymation, which is only 20,000 units per month.
•	We announced that we intended to lease a building for our operations, including administrative and warehouse space and acquire office furniture, equipment and materials (forms, corporate stationary and business cards). We attained this objective.
•	We announced that we would seek additional international distributors meeting certain criteria. In light of our decision to concentrate on direct sales to customers, we have determined not to pursue this objective.
•	We have attended trade shows, expos and conferences and believe that this activity in part accounts for our increased sales.
•	We have initiated a marketing and advertising campaign, which includes maintaining and periodically updating our websites, brochures and other advertising materials and attending industry events.
•	We announced that we would attempt to pay a promissory note in the principal amount of $360,000 to Richard S. Astrom on March 4, 2015. We have not attained this goal and the note is in default. For further information, see “Directors, Executive Officers and Control Persons – Related Parties – Exchange Transaction.”
•	We announced that we desired to pay salaries of $10,000 per month to each of Messrs. Fairbrother and Heldoorn on a regular basis after the other goals are completed. We are now doing so, although some of objectives have not been attained.

We cannot give firm dates for the attainment of any goal that depends on financing or a firm date for the receipt of revenues from orders because these dates depend on our obtaining financing and we cannot predict when, if or in what amount we will obtain it. We cannot commence most of the tasks in our plan of operations until we have raised $200,000 and we cannot fully implement our plan of operations until we raise $1,500,000.

Table of Contents	12

Contractual Obligations

The following table sets forth information with respect to our known contractual obligations as of December 31, 2013, setting forth their types and the times at which they are due.

Payments due by period

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Long-Term Debt Obligations	$1,119,847	$1,119,847	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations*	$2,841,581	$180,000	$648,760	$863,498	1,149,323
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	0	0	0	0	0
Total	$3,961,428	$180,000	$648,760	$863,498	1,149,323

*	All of these purchase obligations arise under our agreement with Polymation, at current prices, which are subject to escalation to a presently unknowable extent for inflation and certain increased costs.

Off-Balance Sheet Arrangements

None.

Controls and Procedures

The Company’s management will be required to report on the effectiveness of its internal control over financial reporting in each of its annual reports, commencing with its first annual report after the Company has been required to file an annual report with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act for the prior fiscal year, which the Company anticipates will be its annual report for the year ended December 31, 2014. While we plan to implement controls and procedures, we have not yet done so. If we fail to do so, we may not be able favorably to assess the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014, or beyond. If this occurs, investor confidence and the price of the Common Stock could be adversely affected.

 Risks and Uncertainties

We operate in an industry that is subject to rapid and sometimes unpredictable change. Our operations will be subject to significant risk and uncertainties, including financial, operational and other risks, including the risk of business failure. Further, the Company will require substantial capital resources.

Critical Accounting Policies and Estimates

Use of Estimates.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Table of Contents	13

Revenue Recognition.

The Company followed the guidance of the SEC’s Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists,

(2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

JOBS Act

Section 102(b)(1) of the JOBS Act provides that, as an emerging growth company, Acology (A) need not present more than 2 years of audited financial statements in order for Acology’s registration statement with respect to an initial public offering of common equity securities to be effective, and in any other registration statement that Acology files with the SEC, Acology need not present selected financial data prescribed by the SEC in its regulations for any period prior to the earliest audited period presented in connection with Acology’s initial public offering; and (B) may not be required to comply with any new or revised financial accounting standard until such date that a company that is not an issuer (as defined under section 2(a) of Sarbanes-Oxley is required to comply with such new or revised accounting standard, if such standard applies to companies that are not issuers. The term ‘‘issuer’’ generally means any person who issues or proposes to issue any security, the securities of which are registered under section 12 of the Exchange Act or that is required to file reports under section 15(d) of the Exchange Act, or that files or has filed a registration statement that has not yet become effective under the Securities Act and that it has not withdrawn.

While Acology is permitted to opt out of these provisions of the JOBS Act, it has not done so and do not intend to do so. As a result, our financial statements may not be comparable to companies that that elect to opt out of these provisions.

IITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Table of Contents	14

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Acology, Inc.

We have audited the accompanying consolidated balance sheet of Acology, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2014 and for the period January 29, 2013 (Inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acology, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the year ended December 31, 2014 and for the period January 29, 2013 (Inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a stockholders’ deficit of $729,785 and a working capital deficit of $769,654 at December 31, 2014, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

April 13, 2015

Table of Contents	16

ACOLOGY, INC.
BALANCE SHEETS
AS AT DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS:

Cash	$261,233	$1,759
Accounts Receivable	22,011	—
Inventories	51,487	37,660
Advance to supplier	66,128	2,152
TOTAL CURRENT ASSETS	400,859	41,571

Property and equipment, net of accumulated depreciation of $6,576 and $945	32,380	3,248
Security deposits	7,489	—

TOTAL ASSETS	$440,728	$44,819

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$18,543	$—
Convertible notes payable	234,500	—
Notes payable	457,000	—
Note payable - related party	360,000	—
Loan payable - shareholder	68,347	—
Accrued expenses	32,123	7,000
TOTAL CURRENT LIABILITIES	1,170,513	7,000

STOCKHOLDERS' DEFICIENCY
Common Stock, $00001 par value, 6,000,000,000 shares authorized 4,546,014,334 and 3,846,000,000 shares issued and outstanding December 31, 2014 and 2013, respectively	45,460	38,460
Additional Paid in Capital	—	103,526
Accumulated Deficit	(775,245)	(104,167)
TOTAL STOCKHOLDERS' DEFICIENCY	(729,785)	37,819

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$440,728	$44,819

The accompanying notes are an integral part of these financial statements

Table of Contents	17

ACOLOGY, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31, 2014	From Inception (January 29, 2013) to December 31, 2013

Sales	$460,756	$254,992

Cost of Sales	145,040	88,631

Gross Profit	315,716	166,361

Operating expenses:
General and administrative	625,795	219,052
Advertising and marketing	63,266	51,476
Bad debt expense	15,002	—
Total operating expenses	704,063	270,528

Loss from operations	(388,347)	(104,167)

Other expenses:
Interest expense	19,257	—
Total other expenses	19,257	—

Loss before income taxes	(407,604)	(104,167)

Income tax provision	—	—

Net Loss	$(407,604)	$(104,167)

Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	4,426,781,123	3,846,000,000

The accompanying notes are an integral part of these financial statements

Table of Contents	18

ACOLOGY, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31, 2014	From Inception (January 29, 2013) to December 31, 2013
OPERATING ACTIVITIES:
Net loss	$(407,604)	$(104,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,631	945
Changes in operating assets and liabilities
Accounts receivable	(22,011)
Inventories	(13,827)	(37,660)
Accounts payable	18,543
Advance to supplier	(63,976)	(2,152)
Accrued expenses	25,123	7,000
NET CASH USED IN OPERATING ACTIVITIES	(458,121)	(136,034)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(34,763)	(4,193)
Payment of security deposits	(7,489)
NET CASH USED IN INVESTING ACTIVITIES	(42,252)	(4,193)

FINANCING ACTIVITIES:
Proceeds from issuance of private placement	40,000	—
Repayment of related party loan	(40,000)	—
Proceeds from notes payable	691,500
Proceeds from related party loan	68,347
Capital contributions	—	141,986
NET CASH PROVIDED BY FINANCING ACTIVITIES	759,847	141,986

INCREASE IN CASH	259,474	1,759

CASH - BEGINNING OF PERIOD	1,759	—

CASH - END OF PERIOD	$261,233	$1,759

Supplemental disclosures of cash flow information:
Non-cash financing activities
Note issued to prior shareholder in connection with reverse merger	$400,000	—

The accompanying notes are an integral part of these financial statements

Table of Contents	19

ACOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
DECEMBER 31, 2014

			Additional
	COMMON STOCK		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – January 29, 2013 (Inception)	—	$—	$—	$—	—

Common stock issued to founders	3,846,000,000	38,460	(38,460)	—	—

Capital Contribution	—	—	141,986	—	141,986

Net Loss				(104,167)	(104,167)

BALANCE – December 31, 2013	3,846,000,000	$38,460	$103,526	$(104,167)	$37,819

Effect of Reverse Merger	14,334	—	(136,526)	(263,474)	(400,000)

Issuance of common stock in private placement	700,000,000	7,000	33,000	—	40,000

Net Loss				(407,604)	(407,604)

BALANCE – December 31, 2014	4,546,014,334	$45,460	$—	$(775,245)	$(729,785)

The accompanying notes are an integral part of these financial statements

Table of Contents	20

ACOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 – Business

Acology, Inc. (“the Company”) through its wholly owned subsidiary D&C Distributors, LLC (“D&C”) is a wholesaler and retailer of proprietary polypropylene containers used for controlled dispensing and storage of pharmaceuticals and medicine. The Company conducts its retail activities through its internet site and over the telephone.

D&C was formed under the laws of the State of California on January 29, 2013.

On March 4, 2014, the Company completed an agreement and plan of merger with D&C. In connection with the merger the holders of units in D&C received 3,846,000,000 shares of the Company in exchange for their units. The merger was accounted for as a reverse merger, whereby D&C is the accounting acquirer.

NOTE 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The Consolidated financial statements represent the historical financial statement of D&C, which was considered the accounting acquirer in the reverse merger with Acology.

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

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” It records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in, first-out, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

Table of Contents	21

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

Level 1 — quoted prices in active markets for identical assets or liabilities.

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures the useful life is five years, Leasehold Improvements are depreciated over the two year lease term. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Advertising

Advertising and marketing expenses are charged to operations as incurred.

Table of Contents	22

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has no material uncertain tax positions.

Recent accounting pronouncements

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), (ASU No. 2014-15), which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is permitted.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2017, and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard, including the transition method, on its consolidated results of operations, financial position and cash flows.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a shareholders’ deficit of $729,785 and a working capital deficit of $769,654 at December 31, 2014, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

Table of Contents	23

NOTE 4 –Property and Equipment

Property and equipment consist of:

	December 31,
	2014	2013
Furniture and Fixtures	$4,193	$4,193
Leasehold Improvements	34,763	—
	38,956	4,193
Accumulated Depreciation	(6,576)	(945)
	$32,380	$3,248

NOTE 5 –Convertible Notes payable

At December 31, 2014, convertible notes payable consisted of:

During 2014, the Company entered into a series of promissory note conversion agreements with ten unaffiliated individuals in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The loans are non-interest bearing and have no stated maturity date.

During October 2014, the Company entered into an additional promissory note conversion agreement with an unaffiliated individual in the amount of $10,000. This note is convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The loan bears interest at 15% per annum and matures April 3, 2015.

NOTE 6 – Notes payable

During 2014 the Company entered into a series of promissory notes with four unaffiliated individuals in the aggregate amount of $457,000. These notes bear interest at rates ranging from 10% to 15% (with a weighted-average rate of 11.7%) and mature as follows:

April 10, 2015	$300,000
May 19, 2015	150,000
September 30, 2015	7,000

NOTE 7 – Note payable – Related Party

In connection with the merger referred to in Note 1, the Company issued a promissory note in the amount of $400,000 to Acology’s former president and sole director. The note bears interest at 0.28% per annum and is due March 4, 2015. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all the share of common stock of D&C. If an event of default occurs, the unpaid principal amount and interest accrued thereon will be convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for three consecutive trading days ending on the trading day immediately prior to the conversion date.

NOTE 8 – Loan payable - shareholder

During the year ended December 31, 2014, the Company received advance from one of its shareholders to help finance its operations. The loan is non-interest bearing and has not set maturity date. The Company expects to repay the loan when cash flows become available.

NOTE 9 – Shareholders’ Deficiency

On January 9, 2014, Acology amended its Certificate of Incorporation to raise its authorized common stock to 6 billion shares with a par value of $.00001 per share.

Table of Contents	24

In connection with the merger referred to in Note 1, the holders of units in D&C received 3,846,000,000 shares of common stock of Acology in exchange for their units.

In connection with the merger, the former president and sole director of the Acology exchanged 35,000,000 shares of common stock of Acology owned by him and indebtedness owed to him for a convertible promissory note in the amount of $400,000 and the proceeds from the private placement referred to below.

In connection with the Merger, the Company completed a private placement in which 700,000,000 shares of common stock were issued for proceeds of $40,000.

During the period January 29, 2013 to December 31, 2013, the members of D&C contributed $141,986 consisting of direct contribution to the Company of $19,825 and direct payments by the members for purchases of inventory and general and administrative expenses of $123,038.

NOTE 10 – Related Party

The Company made sales to a company in which two members of the Company are members of the board of directors for the amount of $19,150 during the period from January 29, 2013 to December 31, 2013.

NOTE 11 – Concentrations

For the year ended December 31, 2014 two customers accounted for 12% and 11% of sales.

For the period January 29, 2013 to December 31, 2013, the Company’s largest customer accounted for approximately 51% of sales.

For the year ended December 31, 2014 and for the period January 29, 2013 to December 31, 2013, the Company purchased approximately 95% and 81%, respectively, of its products from one distributor.

Note 12 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% to the Company’s effective rate for the periods presented is as follows:

U.S. federal statutory rate	(34.0%)
State income tax, net of federal benefit	(4.0%)
Increase in valuation allowance	38.0%
Income tax provision (benefit)	0.0%

As of December 31, 2014, the Company had approximately $340,000 of federal and state net operating loss carryovers ("NOLs") which begin to expire in 2034. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 13 – Commitments

The Company is committed under an operating lease for its premises. The lease calls for monthly payments of $6,300 plus 55% of the operating expenses, as defined in the lease. The lease expires August 31, 2016.

NOTE 14 – Subsequent events

Management has evaluated subsequent events through the date which the financial statements were available to be issued. Based on the evaluation no material events have occurred that require recognition in or disclosure to the financial statements.

Table of Contents	25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2014:

•	We have difficulty in accounting for complex accounting transactions particularly in relation to complex equity transactions.
•	Documented processes do not exist for several key processes.

 Lake of segregation of duties

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

ITEM 9B.  OTHER INFORMATION

None

Table of Contents	26

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals were serving as executive officers and directors in the following positions on December 31, 2014:

Name	Age	Position
Curtis Fairbrother	53	Chairman of the Board; CEO; Director
Douglas Heldoorn	46	President; COO; Director

Curtis Fairbrother, age 53, is the Co-Founder of D&C together with Douglas Heldoorn. Mr. Fairbrother has served since March 4, 2014, as Chairman of the Board and Chief Executive Officer of Acology. From January 2013 to March 4, 2014, he served as a manager of D&C. From October 2011 until December 2012, he conducted preparatory work for the establishment of D&C and its business together with Mr. Heldoorn. From September 2005 to September 2011, he was with New Century Automotive Group acting as Service and Parts Director for BMW and Mini Cooper Dealerships. Mr. Fairbrother has over 20 years’ experience in business start-ups and consolidation. He has managed multi-million dollar budgets in connection with the distribution and sales of in the automotive retail and wholesale parts industry and in that industry, he has overseen national parts distribution and management, research and development, brand recognition and new product development. Mr. Fairbrother graduated from La Mirada High School in La Mirada, California, in 1980.

Douglas Heldoorn, age 46, has over 20 years of management and executive experience. He has served since March 4, 2014, as President and Chief Operating Officer of Acology. From January 2013 to March 4, 2014, he served as a manager of D&C. From October 2011 until December 2012, he conducted preparatory work for the establishment of D&C and its business together with Mr. Fairbrother. Prior thereto, from November 2006 to September 2011 he was employed by Caliber Promotions, a used car sales organization, as a motivational speaker. Mr. Heldoorn graduated from Perris High School in Perris, California, in 1986.

Messrs. Fairbrother and Heldoorn will serve as directors until the next annual meeting of Acology’s shareholders or until their respective successors have been elected and duly qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders’ meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. There was and is no arrangement or understanding between any director or officer of Acology and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and, to our knowledge, there is no arrangement, agreement, plan or understanding (a) as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to Acology’s board and or (b) between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

The prior experience of Mr. Fairbrother in management, together with his willingness to spend substantially all of his time as an officer of Acology and his willingness to provide capital to us, led to the conclusion that he was a desirable person to serve as a director. The prior experience of Mr. Heldoorn in sales and management, together with his willingness to spend substantially all of his time as an officer of Acology and his willingness to provide capital to us, led to the conclusion that he was a desirable person to serve as a director.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Family Relationships

None.

Table of Contents	27

Related Party Transactions

TSD

Mr. Fairbrother, his son and Mr. Heldoorn served on the board of directors of TSD as three of six directors. They received no compensation for these services and neither they nor we had any financial interest in TSD. From our date of inception in January 2013 to December 31, 2013, we received $19,150 for products that we sold to TSD and for the year ended December 31, 2014, we were owed $15,002 for products that we sold to TSD, which has been written off as bad debt. We believe that the prices at which we sold these products to TSD were those that at which we could have sold them to other distributors. As indicated above, we have terminated our contract with TSD and Mr. Fairbrother, his son and Mr. Heldoorn have resigned from TSD’s board of directors.

Capital Contributions and Loans

Messrs. Fairbrother and Heldoorn, our two officers and directors, made capital contributions to D&C on several occasions during 2013, totaling $141,896. Of this amount, $19,825 was paid directly to D&C and the remainder was paid by them to third parties for inventory and general and administrative expenses.

As an incident of these contributions, each of them acquired his membership units in D&C, for which he received shares of Common Stock as merger consideration in the Merger. See “The Merger.”

During 2014, Mr. Heldoor loaned $68,347 to the Company, repayable on demand, without interest. The loan is undocumented.

Employment Arrangements

There are no employment agreements between us and our officers and directors. During the year ended December 31, 2013, we paid $78,357 and $58,800 to Mr. Fairbrother and Mr. Heldoorn, respectively, on an informal and irregular basis for services rendered as officers, and in 2014, we paid Mr. Fairbrother $110,450 and Mr. Heldoorn $118,200, respectively.

Merger

In connection with the Merger, each of Messrs. Fairbrother and Heldoorn received 1,923,000,000 shares of Common Stock as merger consideration for his 100,000 membership units in D&C. This merger consideration was fixed in negotiations at arms’ length between Acology and D&C prior to the time that either of them was an officer or director of Acology.

Exchange Transaction

Prior to the Merger, Richard S. Astrom owned 35,000,000 shares of pre-reverse-split common stock through Green Fusion Corp., of which he was the sole shareholder, and was owed $151,269 for advances that he had made to the Acology, which indebtedness was carried as related party debt on the books of Acology. In satisfaction of a condition precedent to the Merger, Mr. Astrom and Acology entered into an Exchange Agreement, dated as of March 4, 2014, pursuant to which (i) these 35,000,000 shares were surrendered, (ii) the indebtedness to Mr. Astrom of $151,269 was extinguished, (iii) Acology made a convertible promissory note, dated March 4, 2014, in favor of Mr. Astrom and (iv) Acology entered into a pledge agreement, dated March 4, 2014, securing the indebtedness of the Company to Mr. Astrom under the convertible promissory note. Mr. Astrom represented and warranted to Acology that (i) the indebtedness of $151,269 was the only indebtedness of Acology owed to him, all other indebtedness of the Acology owing to any other person or entity had been discharged and (iii) no shares of any class or series of the capital stock of Acology, other than its common stock, had been issued. Also on March 4, 2014, Acology prepaid $40,000 of the principal amount of the convertible promissory note. The principal terms of the convertible promissory note and the pledge agreement are as follows:

Table of Contents	28

•	The Convertible Promissory Note. The convertible promissory note was due March 4, 2015, is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the membership units in D&C. We did not pay the convertible promissory note when due and it is in default. As a result, Mr. Astrom may declare the convertible promissory note payable and exercise his right to foreclose under the pledge agreement. Also, as a result of this default, the unpaid principal amount of the convertible promissory note and the interest accrued thereon is convertible as a whole or in part from time to time into an indeterminate number of shares of Common

Stock at a conversion price per share equal to 50% of the average of the daily closing prices for a share of Common Stock for the three (3) consecutive trading days ending on the trading day immediately prior to the day on which the convertible promissory note is delivered for conversion. The convertible promissory note also contains certain restrictive covenants under which Acology may not consummate a merger, consolidation, business combination, tender offer, exchange of shares, recapitalization, reorganization, redemption or other similar event or to transfer any of its property or assets outside the ordinary course of business without the consent of Mr. Astrom; may conduct business only through wholly owned subsidiaries; may not sell, transfer, mortgage, pledge or otherwise dispose of any shares or interests in any of its subsidiaries or permit any of them to transfer, mortgage, pledge or otherwise dispose of any shares or interests in a subsidiary held by it; is required to file reports timely under and remain subject to the reporting requirements of the Securities Exchange Act of 1934; and may not file a registration statement under the Securities Act until one year after the date on which Mr. Astrom shall first have converted any portion of the convertible promissory note into shares of Common Stock.

The convertible promissory note constitutes a material risk to our business because:

1.	We did not repay it when became due on March 4, 2015, as a result of which Mr. Astrom may foreclose on the units of D&C, through which we are required to conduct all of our operations, in order to satisfy, as a whole or in part, the indebtedness outstanding under the convertible promissory note, with the result that Acology would be left with no operations (see “Pledge Agreement,” immediately below).
2.	We may not engage in transactions under which we could acquire or combine with other businesses or reorganize without Mr. Astrom’s consent, which he may withhold in his discretion. If Mr. Astrom did not consent to a proposed acquisition, we could lose a desirable business opportunity.
3.	Our inability to file a registration statement restricts our ability to obtain financing in the public markets. As a result, until the convertible promissory note is paid, we may not be able to raise some or all of the funding required to execute our business plan, expand our business or take advantage of other opportunities. While Mr. Astrom could waive this restriction, he is not obligated to do so.
•	The Pledge Agreement. The pledge agreement provides, among other things, that all of the membership units in D&C are pledged to Mr. Astrom to secure the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the obligations of Acology under the convertible promissory note. In the event that Acology were to default under the convertible promissory note, Mr. Astrom would be entitled to foreclose on and sell the shares of D&C at a public or private sale and apply the proceeds of such sale to satisfy the convertible promissory note. Inasmuch as all of our operations are conducted through D&C, the result of such sale would be that Acology would have no operations and the holders of Common Stock would lose all or substantially all of their investment.

Private Placement

On March 4, 2014, pursuant to a Stock Purchase Agreement, dated January 29, 2014, between Acology and Carrizo LLC, a limited liability company controlled by Mr. Astrom, our former president and sole director, Carrizo LLC purchased 200,000,000 shares of Common Stock, which were registered under the Securities Act of 1933 for public offering and sale, for the purchase price of $11,428.57. On March 24, 2014, Acology and Carrizo LLC also entered into a Registration Rights Agreement, dated that date, pursuant to which Acology filed the registration statement so registering these shares.

Table of Contents	29

Board Ratification

On March 4, 2014, following the appointment of Messrs. Fairbrother and Heldoorn directors and the resignation of Richard Astrom as a director, the new board ratified, confirmed, adopted and approved all resolutions adopted by Mr. Astrom, as sole director of Acology, in connection with the adoption, approval and consummation of the Merger Agreement and all instruments executed and delivered and actions taken by him, as President of Acology or otherwise, pursuant to said resolutions, including his execution and delivery of the above mentioned exchange agreement, convertible promissory note and pledge agreement in the name and on behalf of Acology.

Involvement in Certain Legal Proceedings

None of Acology’s directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters, if any, that were dismissed without sanction or settlement.

Director Compensation

Currently, Acology is not paying its directors any cash or other compensation. In the future, Acology may consider appropriate forms of compensation, including cash compensation and the issuance of Common Stock and stock options.

Director Independence

Currently, Acology does not have any directors who are independent. We have used the definition of “independent director” set forth in NASDAQ Stock Market Listing Rule 5605(a)(2) to make this determination. This rule provides that an “independent director” is a person other than an officer or employee of Acology or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. This rule further provides that a director cannot be considered independent if:

•	he is, or at any time during the past three years was, an employee of the company;
•	he or his family member accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions);
•	his family member is, or at any time during the past three years was, an executive officer of the company;
•	he or his family member is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	he or his family member is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or
•	he or his family member is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Committees

Acology has not established any committees of its Board of Directors, including a compensation committee, nominating committee or an audit committee, although it is permitted to do so under the Florida Business Corporation Act (the “FBCA”) and its by-laws. Acology believes that, until it begins to develop a compensation plan for its officers and directors, a compensation committee is not necessary.

Table of Contents	30

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors, and persons who own more than 10% of a registered class of equity securities registered under section 12 of the Exchange Act, to file reports of ownership and changes in ownership of equity securities of Acology with the SEC. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the corporations which they serve or in which they hold equity securities with copies of all forms that they file pursuant to Section 16(a). Since no class of Acology’s equity securities is registered under Section 12, none of these persons is required to comply with Section 12 with respect to Acology.

Code of Ethics

We have a Code of Business Ethics that applies to all employees, including our Chief Executive Officer and senior financial officers. These standards are designed to deter wrongdoing and to promote the highest ethical, moral and legal conduct of all employees. Our Code of Business Ethics may be found on our website, www.acologyinc.com.

ITEM 11. EXECUTIVE COMPENSATION

(a) Compensation

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended December 31, 2014, 2013 and 2012 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Curtis	2014	$110,450	0	0	0	0	0	0	$110,450
Fairbrother,	2013	$78,357	0	0	0	0	0	0	$78,357
CEO1	2012	0	0	0	0	0	0	0	0
Douglas	2014	$118,200	0	0	0	0	0		$118,200
Heldoorn,	2013	$58,800	0	0	0	0	0	0	$58,800
COO1	2014	0	0	0	0	0	0	0	0

Richard S.	2014	0	0	0	0	0	0	0	0
Astrom,	2013	0	0	0	0	0	0	0	0
President2	2012	0	0	0	0	0	0	0	0

1	Held office since March 4, 2014.
2	Held office until March 4, 2014.

Table of Contents	31

Employment Contracts

We do not have an employment contract with any executive officer. We have made no long term compensation payouts.

Equity Awards, Grant Based Awards, Stock Options, Pension Benefits and Deferred Compensation

Acology has never granted equity or grant based awards, stock options or pension benefits and has not entered into any deferred compensation plan or arrangement.

Compensation Analysis

Acology is presently paying compensation to its officers on an irregular and inadequate basis. We believe that regular and adequate compensation will eventually be required to retain their services. In particular, we believe that adequate compensation for persons with Messrs. Fairbrother’s and Heldoorn’s credentials and experience at a like stage of its development would involve a salary of approximately $120,000 per year, a cash bonus and non-cash incentive compensation based on performance, and stock options. We recognize that we needs to develop compensation programs that will provide adequate cash and short- and long-term incentive compensation in order to attract and retain qualified officers and key employees, but we has not yet determined what the compensation program is designed to reward; the various elements of compensation; the bases for selecting each element; how we will determine the amount to be paid for each element (or the formula for such payment); and how our decisions regarding that element fit into our overall compensation objectives and affect decisions regarding other elements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Persons Other than Management

Acology knows of no person, other its than directors and executive officers, who owns beneficially five percent (5%) or more of its outstanding Common Stock.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2014, for the following: (1) each of our directors and executive officers and (1) our directors and executive officers as a group.

Name and Address of Beneficial Owner[1]	Name and Amount of Beneficial Ownership of Common Stock	Percent of Class
Curtis Fairbrother	1,923,000,000	42.3%
Douglas Heldoorn	1,923,000,000	42.3%

All directors and executive officers as a group (2 persons)	3,846,000,000	84.6%

[1]	The address for each beneficial owner is in care of Acology at 1620 Commerce St., Corona, CA 92880.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers or their respective immediate family members or affiliates is indebted to us. As of the date of this report, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

Table of Contents	32

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $ 19,500 for 2014 and $15,000 for 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for 2014 and $0 in audit related fees for 2013. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for 2014, and $0 for 2013.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Paritz & Company, P.A. as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

Table of Contents	33

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2013 are filed as part of this report.

(1)	Consolidated Financial statements of the Company.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Item 16. Exhibits and Financial Statement Schedules

Exhibit No. Description

2.1	Agreement and Plan of Merger, dated as of December 24, 2013, by and among the Registrant, PNCR, Acquisition, LLC and D&C Distributors, LLC. Filed Exhibit 2.1 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
2.2	Amendment of Agreement and Plan of Merger, dated as of March 4, 2014, by and among the Registrant, PNCR, Acquisition, LLC and D&C Distributors, LLC. Filed as Exhibit 2.2 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
3.1	Articles of Incorporation of the Registrant, filed September 5, 1997. Filed as Exhibit 3.1 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference
3.2	Amendment to Articles of Incorporation of the Registrant, filed February 15, 1999. Filed as Exhibit 3.2 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
3.3	Amendment to Articles of Incorporation of the Registrant, filed January 26, 2000. Filed as Exhibit 3.3 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
3.4	Amendment to Articles of Incorporation of the Registrant, filed July 5, 2012. Filed as Exhibit 3.4 to Registration Statement on Form S-1 (File No 333-195866).
3.5	Amendment to Articles of Incorporation of the Registrant, filed January 9, 2014. Filed as Exhibit 3.5 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
3.6	By-laws of the Registrant. Filed as Exhibit 3.6 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
10.1	Form of Stock Purchase Agreement. Filed as Exhibit 10.1 to Registration Statement on Form S-1 (File No 333- 195866) and incorporated herein by reference.
10.2	Form of Registration Rights Agreement. Filed as Exhibit 10.2 to Registration Statement on Form S-1 (File No 333- 195866) and incorporated herein by reference.
10.3	Exchange Agreement, dated as of March 4, 2013, by and between Registrant and Richard S. Astrom. Filed as Exhibit 10.3 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
Table of Contents	34

10.4	Convertible Promissory Note, dated March 4, 2014, made by the Registrant in favor of Richard S. Astrom. Filed as Exhibit 10.4 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
10.5	Pledge Agreement, dated March 4, 2014, by and between the Registrant and Richard S. Astrom. Filed as Exhibit to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
10.6	Distributorship Agreement, dated August 11, 2013, by and between Polymation LLC and D&C Distributors, LLC. Filed as Exhibit 10.6 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
10.7	Summary of Oral Product License and Distribution Agreement by and between D&C Distributors, LLC and TSD Worldwide, Inc. Filed as Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333- 195866) and incorporated herein by reference.
10.8	Product License and Distribution Agreement, dated April 28, 2014, by and between D&C Distributors, LLC and IGreen Planet Store Ltd. Filed as Exhibit 10.8 to Registration Statement on Form S-1 (File No 333-195866) and incorporated hereinby reference.

10.9	Addendum, dated November 18, 2013 to Oral Agreement between D&C Distributors, LLC and TSD Worldwide, Inc. (summarized in Exhibit 10.7). Filed as Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S- 1 (File No. 333-195866) and incorporated herein by reference.
10.10	Lease, dated July 29, 2014, by and between Arthur E. Gordon and Doug Heldoorn, an individual DBA D&C Distributors. Filed herewith.
21.1	Subsidiaries of the Registrant. Filed as Exhibit 21.1 to Registration Statement on Form S-1 (File No 333- 195866) and incorporated herein by reference.

Table of Contents	35

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Curtis Fairbrother
Name: Curtis Fairbrother
Title: Chief Executive Officer
Date: April 15, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Curtis Fairbrother	Chairman of the Board; CEO; principal executive officer; principal accounting officer; director	April 15, 2015
Curtis Fairbrother

/s/ Douglas Heldoorn	President; COO; Director	April 15, 2014
Douglas Heldoorn

Table of Contents	36