Form 10-Q
period 2015-03-31
Acology Inc.
filed 2015-05-20
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2015

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ to _________

Commission file number:  000-29381

ACOLOGY, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0207200
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1620 Commerce St., Corona, CA	92880
(Address of principal executive offices)	(zip code)

(844) 226-5649
 (Registrant’s telephone number, including area code)

 (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]    No [ X  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2015, there were 4,546,014,785 shares of the Registrant's Common Stock outstanding.

ACOLOGY, INC.
For The Quarterly Period Ended March 31, 2015

Item 6.	Exhibits	14

SIGNATURES		15

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:

Cash	$162,802	$261,233
Accounts Receivable	41,996	22,011
Inventories	54,259	51,487
Advance to supplier	83,268	66,128
TOTAL CURRENT ASSETS	342,325	400,859

Property and equipment, net of accumulated depreciation of $10,879 and $6,576	29,139	32,380
Security deposits	7,489	7,489

TOTAL ASSETS	$378,953	$440,728

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$—	$18,543
Convertible notes payable	234,500	234,500
Notes payable	457,000	457,000
Note payable - related party	360,000	360,000
Loan payable - stockholder	71,847	68,347
Accrued expenses	48,514	32,123
TOTAL CURRENT LIABILITIES	1,171,861	1,170,513

STOCKHOLDERS' DEFICIENCY
Common Stock, $00001 par value, 6,000,000,000 shares authorized 4,546,014,334 and 3,846,000,000 shares issued and outstanding March 31, 2015 and December 31, 2014, respectively	45,460	45,460
Additional Paid in Capital	—	—
Accumulated Deficit	(838,368)	(775,245)
TOTAL STOCKHOLDERS' DEFICIENCY	(792,908)	(729,785)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$378,953	$440,728

The accompanying notes are an integral part of these financial statements.

Table of Contents	1

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended March 31,
	2015	2014
Sales	$299,675	$73,919

Cost of Sales	97,358	20,344

Gross Profit	202,317	53,575

Operating expenses:
General and administrative	231,007	43,570
Advertising and marketing	20,419	9,198
Total operating expenses	251,426	52,768

Income (Loss) from operations	(49,109)	807

Other expenses:
Interest expense	14,014	—

Income (Loss) before income taxes	(63,123)	807

Income tax provision	—	—

Net Income (Loss)	$(63,123)	$807

Income (Loss) per common share	$(0.00)	$0.00

Weighted average common shares outstanding	4,546,014,334	4,058,363,899

The accompanying notes are an integral part of these financial statements.

Table of Contents	2

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(63,123)	$807

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,303	188
Changes in operating assets and liabilities
Accounts receivable	(19,985)
Inventories	(2,772)	(3,099)
Accounts payable	(18,542)	—
Advance to supplier	(17,141)	1,221
Accrued expenses	16,391	2,500
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(100,869)	1,617

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,062)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,062)	—

FINANCING ACTIVITIES:
Proceeds from issuance of private placement	—	40,000
Repayment of related party loan	—	(40,000)
Proceeds of loan from stockholder	3,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,500	—

INCREASE (DECREASE) IN CASH	(98,431)	1,617

CASH - BEGINNING OF PERIOD	261,233	6,962

CASH - END OF PERIOD	$162,802	$8,579

Supplemental disclosures of cash flow information:
Non-cash financing activities
Note issued to prior shareholder in connection with reverse merger	$—	$400,000

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

Acology, Inc.

Notes to Financial Statements

March 31, 2015

(Unaudited)

NOTE 1 – Basis of Presentation and Business

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

Acology, Inc. (“the Company”) through its wholly owned subsidiary, D & C Distributors, LLC (“D&C”), is a wholesaler of proprietary polypropylene containers used for controlled dispensing, grinding and storage of pharmaceuticals and medicine. The Company sells its products through internet sites to end users and through a distributor.

D & C was formed under the laws of the State of California on January 29, 2013.

On March 4, 2014, the Company completed an agreement and plan of merger with D & C. In connection with the merger the holders of units of interest in D & C received 3,846,000,000 shares of the Company in exchange for their membership units in D & C. The merger was accounted for as a reverse merger, whereby D & C was the accounting acquirer.

NOTE 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements represent the historical financial statements of D & C, which was considered the accounting acquirer in the reverse merger with Acology.

Acology is an inactive company and there have been no intercompany transactions or balances in any of the periods presented.

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company reevaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Table of Contents	4

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Table of Contents	5

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

Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities.” Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a stockholders’ deficit of $792,908 and a working capital deficit of $829,536 at March 31, 2015, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

Table of Contents	6

NOTE 4 –Convertible Notes payable

During 2014, the Company entered into a series of promissory note conversion agreements with ten unaffiliated individuals in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The loans are non-interest bearing and have no stated maturity date.

During October 2014 the Company entered into an additional promissory note conversion agreement with an unaffiliated individual in the amount of $10,000. This note is convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The loan bears interest at 15% per annum and matures April 3, 2015.

On February 15, 2015, the Company and the noteholders referred to above entered into agreements to change the conversion price of the notes to shares of the company convertible at the current market price at the conversion date plus a twenty percent increase in the number of shares.

NOTE 5 – Notes payable

During 2014, the Company entered into a series of promissory notes with four unaffiliated individuals in the aggregate amount of $457,000. These notes bear interest at rates ranging from 10% to 15% per annum (with a weighted-average rate of 11.7% per annum) and mature as follows:

April 10, 2015	$300,000
May 19, 2015	150,000
September 30, 2015	7,000

NOTE 6 – Note payable – Related Party

In connection with the merger referred to in Note 1, the Company issued a promissory note in the amount of $400,000 to Acology’s former president and sole director. The note bears interest at 0.28% per annum and was due March 4, 2015. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all the share of common stock of D & C. If an event of default occurs, the unpaid principal amount and interest accrued thereon will be convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for three consecutive trading days ending on the trading day immediately prior to the conversion date.

NOTE 7 – Loan payable - shareholder

Since its inception, the Company received advances from one of its stockholders to help finance its operations. The loan is non-interest bearing and has no set maturity date. The Company expects to repay the loan when cash flows become available.

NOTE 8 – Stockholders’ Deficiency

On January 9, 2014, Acology amended its Articles of Incorporation to raise its authorized common stock to 6 billion shares with a par value of $.00001 per share.

In connection with the merger referred to in Note 1, the holders of units of interest in D & C received 3,846,000,000 shares of Acology in exchange for their shares of D & C.

In connection with the Merger, the Company completed a private placement. 700,000,000 shares of common stock were issued for proceeds of $40,000.

Table of Contents	7

 Also in connection with the merger, the former president and sole director of Acology exchanged 35,000,000 shares of common stock of Acology owned by him and indebtedness owed to him for a convertible promissory note in the amount of $400,000 and the proceeds from the private placement referred to above, which we applied to the convertible promissory note.

NOTE 9 – Concentrations

For the three month periods ended March 31, 2015, and March 31, 2014, the Company’s largest customer accounted for approximately 12% and 70% of sales.

For the three month periods ended March 31, 2015, and March 31, 2014, the Company purchased approximately 99% and 100% and of its products from one distributor.

NOTE 10 – Commitments

The Company is committed under an operating lease for its premises. The lease calls for monthly payments of $6,300 plus 55% of the operating expenses, as defined in the lease. The lease expires August 31, 2016.

NOTE 11 – Subsequent events

Management has evaluated subsequent events through the date which the financial statements were available to be issued. Based on the evaluation no material events have occurred that require recognition in or disclosure to the financial statements.

Table of Contents	8

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

Through D&C, we are in the business of designing, manufacturing, branding and selling containers that can store, grind and shred pharmaceuticals, herbs, teas and other solids or liquids. The sole product that we are selling is the TSOS Container.

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

•	The use of marijuana for medical and recreational use is lawful in many states and the District of Columbia, but under United States federal law and the laws of the other states, the possession, use, cultivation, storage, processing and/or transfer of marijuana is illegal. Federal and state law enforcement authorities have prosecuted persons engaged in these activities. While we do not believe that we engage in any of these activities, any of these law enforcement authorities might bring an action against us in connection with the engagement of others in them, including, but not limited, to a claim of aiding and abetting their criminal activities. Such an action would have a material and adverse effect on our business and operations.

Table of Contents	9

•	Under United States federal law, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term “drug paraphernalia”i ncludes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether our products are drug paraphernalia are our national and local advertising concerning its use and we have advertised our products as usable for marijuana-related purposes. However, we do not believe that our products were designed or are intended for any of these purposes or that our products are drug paraphernalia, as defined in federal law, and we are promoting our products primarily to be used for other purposes. If federal authorities were to take a different view, they might bring a criminal action against us. Such an action would have a material and adverse effect on our business and operations.

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

Table of Contents	10

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

Also in connection with the Merger:

•	On March 4, 2014, Acology completed a private placement with 3 investors (the “Private Placement”) of 700,000,000 shares of Common Stock for proceeds of $40,000 in cash. The price paid by each investor was $0.000571429 per share. Acology also entered into Registration Rights Agreements with these investors, under which Acology was obligated to file, and did file, a registration statement under the Securities Act of 1933 (the “Securities Act”) relating to the shares issued in the Private Placement (the “Registration Statement”) and to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act as promptly as possible. The Registration Statement was made effective on August 6, 2014.

•	Prior to the Merger, Richard S. Astrom, Acology’s president and sole director, entered into an Exchange Agreement with Acology, under which 35,000,000 shares of the Common Stock owned by Green Fusion Corp. and $151,269 of Acology’s indebtedness to him were exchanged for the proceeds of the Private Placement and a secured convertible promissory note of Acology payable to him in the principal amount of $400,000 and bearing interest at the rate of 0.28% per annum. The convertible promissory note is due March 4, 2015, is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the shares of common stock of D&C. If an event of default, including failure to pay the convertible promissory note when due, occurs, the unpaid principal amount of the convertible promissory note and the interest accrued thereon will be convertible as a whole or in part from time to time into an indeterminate number of shares of Common Stock at a conversion price per share equal to 50% of the average of the daily closing prices for a share of Common Stock for the three (3) consecutive trading days ending on the trading day immediately prior to the day on which the convertible promissory note is delivered for conversion.
•	On January 9, 2014, Acology amended its Articles of Incorporation (i) to change its corporate name to Acology, Inc., (ii) to increase the number of the authorized shares of common stock to 6,000,000,000 and (iii) to reverse split its common stock on the basis of 1 new share for 1,000 existing shares. The reverse stock split was applicable to shares held by shareholders of record on February 14, 2014, and was implemented on that date.

Table of Contents	11

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015
COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Results of Operations

Revenues

Revenues for the three months ended March 31, 2015, were $299,675, compared to $73,919 for the three months ended March 31, 2014, and our gross profit for those periods were respectively $202,317 and $53,575. The increase in revenues and gross profits for the later period were due to increased sales.

Operating Expenses

Operating expenses for the three months ended March 31, 2015, were $251,426 compared to $52,768 for the three months ended March 31, 2014. Operating expenses increased in the later period because general and administrative expenses increased, primarily due to salaries and other costs associated with increased staffing and because we incurred higher advertising and marketing costs.

Net Loss

We had a loss from operations of $49,109 for the three-month period ended March 31, 2015, as compared to a profit from operations of $807 for the three-month period ended March 31, 2014.

Interest expense

Interest for the three-month period ended March 31, 2015, was $14,014, compared to no interest for the three-month period ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2014, and March 31, 2015, we had respectively $261,233 and $162,802 in cash. We financed our operations from the inception of our business on January 19, 2013, through December 31, 2014, through capital contributions of $141,986 made by our founders in 2013, and a $40,000 private placement and loans of $759,847 during the year ended December 31, 2014. During the three-month period ended March 31, 2015, we obtained $3,500 through a stockholder loan.

We began commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013 and ranging from 8,000 to 30,000 units, for a total of 125,000 units. During the year ended December 31, 2014, we sold an average of 15,000 units per month, ranging from approximately 4,000 to 20,000 units per month, totaling approximately 180,000 units. In the first quarter of 2015, we sold approximately 69,500 units or average of approximately 23,000 units per month.

We have a current inventory of approximately 90,000 containers, which we believe will be sold to our distributors for approximately $450,000.

The Company believes that it will require approximately $1.5 million in additional funding for its operations for the next 12 months. The Company plans to fund its activities during the balance of 2015 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms.

Table of Contents	12

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

In August 2014, we announced our significant objectives for the next 12 months. The following sets forth our progress in meeting those objectives:

•	We planned to secure funding of $1.5 million to support our operations. Of that amount, we have obtained approximately $700,000, which has enabled us to commence with the attainment of our other objectives. We can give no assurance that any or all of the remaining portion of such funding will be available on acceptable terms, or available at all.
•	We planned to hire additional personnel and have hired 9 new employees. The compensation and other costs associated with these personnel are approximately $24,000. We plan to hire additional sales, administrative personnel and technical personnel as needed.
•	Increasing sales volume to 50,000 containers per month. During 2014, we sold an average of 15,000 units per month and during the first quarter approximately 23,000 nits per month. Our ability to reach this goal, as indicated above, is limited by the manufacturing capacity of Polymation, which is only 20,000 units per month.
•	We announced that we intended to lease a building for our operations, including administrative and warehouse space and acquire office furniture, equipment and materials (forms, corporate stationary and business cards). We attained this objective.
•	We announced that we would seek additional international distributors meeting certain criteria. In light of our decision to concentrate on direct sales to customers, we have determined not to pursue this objective.
•	We have attended trade shows, expos and conferences and believe that this activity in part accounts for our increased sales.
•	We have initiated a marketing and advertising campaign, which includes maintaining and periodically updating our websites, brochures and other advertising materials and attending industry events.
•	We announced that we would attempt to pay a promissory note in the principal amount of $360,000 to Richard S. Astrom on March 4, 2015. We have not attained this goal and the note is in default.
•	We announced that we desired to pay salaries of $10,000 per month to each of Messrs. Fairbrother and Heldoorn on a regular basis after the other goals are completed. We are now doing so, although some of objectives have not been attained.

Table of Contents	13

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

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of March 31, 2015, management had not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	14

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Curtis Fairbrother
Date: May 20, 2015		Curtis Fairbrother
Chief Executive Officer, Principal Accounting Officer, Director

Table of Contents	16