Form 10-Q
period 2015-06-30
Acology Inc.
filed 2015-08-19
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------
FORM 10-Q

--------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from______________________________________ to

Commission file number: 000-29381

ACOLOGY, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0207200
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1620 Commerce Street, Corona, CA	92880
(Address of principal executive offices)	(zip code)

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

Large accelerated filer	[ ]	Accelerated filed	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Small reporting company	[X]

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

As of July 31, 2015, there were 4,546,014,334 shares of the Registrant's Common Stock outstanding.

ACOLOGY, INC.

For The Quarterly Period Ended June 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:

Cash	$58,384	$261,233
Accounts Receivable	42,581	22,011
Inventories	131,487	51,487
Advance to supplier	37,707	66,128
TOTAL CURRENT ASSETS	270,159	400,859

Property and equipment, net of accumulated depreciation of $15,182 and $6,576	27,109	32,380
Security deposits	7,489	7,489

TOTAL ASSETS	$304,757	$440,728

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$3,827	$18,543
Convertible notes payable	234,500	234,500
Notes payable	457,000	457,000
Note payable - related party	360,000	360,000
Loan payable - stockholder	68,347	68,347
Accrued expenses	58,044	32,123
TOTAL CURRENT LIABILITIES	1,181,718	1,170,513

STOCKHOLDERS' DEFICIENCY
Common Stock, $00001 par value, 6,000,000,000 shares authorized 4,546,014,334 and 3,846,000,000 shares issued and outstanding June 30, 2015 and December 31, 2014, respectively	45,460	45,460
Additional Paid in Capital	—	—
Accumulated Deficit	(922,421)	(775,245)
TOTAL STOCKHOLDERS' DEFICIENCY	(876,961)	(729,785)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$304,757	$440,728

The accompanying notes are an integral part of these financial statements

Table of Contents	1

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Sales	$712,672	$168,547	$412,997	$94,628

Cost of Sales	232,614	56,459	$135,256	36,115

Gross Profit	480,058	112,088	277,741	58,513

Operating expenses:
General and administrative	551,231	157,900	320,224	114,330
Advertising and marketing	47,975	26,097	27,556	16,899
Total operating expenses	599,206	183,997	347,780	131,229

Income (Loss) from operations	(119,148)	(71,909)	(70,039)	(72,716)

Other expenses:
Interest expense	28,028	—	14,014	—

Income (Loss) before income taxes	(147,176)	(71,909)	(84,053)	(72,716)

Income tax provision	—	—	—	—

Net Income (Loss)	$(147,176)	$(71,909)	$(84,053)	$(72,716)

Income (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	4,546,014,334	4,304,898,286	4,546,014,334	4,058,363,899

The accompanying notes are an integral part of these financial statements

Table of Contents	2

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(147,176)	$(71,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,606	376
Changes in operating assets and liabilities
Accounts receivable	(20,570)
Inventories	(80,000)	(3,099)
Accounts payable	(14,716)
Advance to supplier	28,421	(47,848)
Accrued expenses	25,921	2,500
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(199,514)	(119,980)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,335)	(1,910)
NET CASH USED IN INVESTING ACTIVITIES	(3,335)	(1,910)

FINANCING ACTIVITIES:
Proceeds from issuance of private placement	—	40,000
Repayment of related party loan	—	(40,000)
Proceeds from related party loan	—	232,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	232,000

INCREASE (DECREASE) IN CASH	(202,849)	110,110

CASH - BEGINNING OF PERIOD	261,233	1,759

CASH - END OF PERIOD	$58,384	$111,869

Supplemental disclosures of cash flow information:
Non-cash financing activities
Note issued to prior shareholder in connection with reverse merger	$—	$400,000

The accompanying notes are an integral part of these financial statements

Table of Contents	3

Acology, Inc.

Notes to Financial Statements

June 30, 2015

(Unaudited)

NOTE 1 – Basis of Presentation and Business

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

Acology, Inc. (“the Company”) through its wholly owned subsidiary D&C Distributors, LLC (“D&C”) is a wholesaler of proprietary polypropylene containers used for controlled dispensing and storage of pharmaceuticals and medicine. The Company also sells its product through internet sites to end users.

D&C was formed under the laws of the State of California on January 29, 2013.

On March 4, 2014 the Company completed an agreement and plan of merger with D&C. In connection with the merger the stockholders of the D&C received 3,846,000,000 shares of the Company in exchange for their shares of D&C. The merger was accounted for as a reverse merger, whereby D&C is the accounting acquirer and surviving reporting company.

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

Table of Contents	4

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”. We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided.

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

Table of Contents	5

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a stockholders’ deficit of $876,961, a working capital deficit of $911,559 at June 30, 2015, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

NOTE 4 –Convertible Notes payable

At June 30, 2015, convertible notes payable consisted of:

During 2014 the Company entered into a series of promissory note conversion agreements with ten unaffiliated individuals in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The loans are non-interest bearing and have no stated maturity date.

During October, 2014 the Company entered into an additional promissory note conversion agreement with an unaffiliated individual in the amount of $10,000. This note is convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The note bears interest at 15% per annum and matured April 3, 2015, the Company is currently negotiating an extension of the maturity date.

Table of Contents	6

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

The Company is currently negotiating an extension of the maturity date for the loans that are past due.

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

NOTE 7 – Loan payable - stockholder

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

In connection with the merger referred to in Note 1, the shareholders of the D&C received 3,846,000,000 shares of Acology in exchange for their shares of D&C.

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

NOTE 9 – Concentrations

For the six months ended June 30, 2014, the Company’s largest customer accounted for approximately 70% of sales. No single customer accounted for greater than 10% of sales for the six months ended June 30, 2015.

For the six months ended June 30, 2015 and 2014, the Company purchased approximately 99% and 100% of its products from one distributor.

Table of Contents	7

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

We currently offer 99% of our products on our retail website, www.themedtainer.com as well as offer to wholesale and retail companies for resale.

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

Table of Contents	9

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

Also in connection with the Merger:

•	On March 4, 2014, Acology completed a private placement with 3 investors (the “Private Placement”) of 700,000,000 shares of Common Stock for proceeds of $40,000 in cash. The price paid by each investor was $0.000571429 per share. Acology also entered into Registration Rights Agreements with these investors, under which Acology was obligated to file, and did file, a registration statement under the Securities Act of 1933 (the “Securities Act”) relating to the shares issued in the Private Placement (the “Registration Statement”) and to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act as promptly as possible. The Registration Statement was made effective on August 6, 2014.
Table of Contents	10

•	Prior to the Merger, Richard S. Astrom, Acology’s president and sole director, entered into an Exchange Agreement with Acology, under which 35,000,000 shares of the Common Stock owned by Green Fusion Corp. and $151,269 of Acology’s indebtedness to him were exchanged for the proceeds of the Private Placement and a secured convertible promissory note of Acology payable to him in the principal amount of $400,000 and bearing interest at the rate of 0.28% per annum. The convertible promissory note is due March 4, 2015, is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the shares of common stock of D&C. If an event of default, including failure to pay the convertible promissory note when due, occurs, the unpaid principal amount of the convertible promissory note and the interest accrued thereon will be convertible as a whole or in part from time to time into an indeterminate number of shares of Common Stock at a conversion price per share equal to 50% of the average of the daily closing prices for a share of Common Stock for the three (3) consecutive trading days ending on the trading day immediately prior to the day on which the convertible promissory note is delivered for conversion.
•	On January 9, 2014, Acology amended its Articles of Incorporation (i) to change its corporate name to Acology, Inc., (ii) to increase the number of the authorized shares of common stock to 6,000,000,000 and (iii) to reverse split its common stock on the basis of 1 new share for 1,000 existing shares. The reverse stock split was applicable to shares held by shareholders of record on February 14, 2014, and was implemented on that date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015

COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Revenues

Revenues for the three months ended June 30, 2015, were $412,997 compared to $94,628 for the three months ended June 30, 2014, and our gross profit for those periods were respectively $277,741 and $58,513. The increase in revenues and gross profits for the later period was due to increased sales.

Operating Expenses

Operating expenses for the three months ended June 30, 2015, were $347,780 compared to $131,229 for the three months ended June 30, 2014. Operating expenses increased in the later period because general and administrative expenses increased substantially and because we incurred higher advertising costs.

Net Loss

We had a net loss of $84,053 for the three-month period ended June 30, 2015, as compared to a net loss of $72,716 for the three-month period ended June 30, 2014.

Interest Expense

Interest for the three months ended June 30, 2015, was $14,014, as compared to $0 for the three months ended June 30, 2014.

SIX MONTHS ENDED JUNE 30, 2015

COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Revenues

Revenues for the six months ended June 30, 2015, were $712,762 compared to $168,547 for the six months ended June 30, 2014, and our gross profit for those periods were respectively $480,058 and $112,088. The increase in revenues and gross profit for the later period was due to increased sales.

Table of Contents	11

Operating Expenses

Operating expenses for the six months ended June 30, 2015, were $599,206, compared to $183,997 for the six months ended June 30, 2014. Operating expenses increased in the later period because general and administrative expenses increased substantially and because we incurred higher advertising costs.

Net Loss

We had a net loss of $119,148 for the six-month period ended June 30, 2015, as compared to a net loss f of $71,109 for the six-month period ended June 30, 2014.

Interest Expense

Interest for the six months ended June 30, 2015, was $28,028, as compared to $0 for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2014, and June 30, 2015, we had respectively $261,233 and $58,384 in cash. We financed our operations from the inception of our business on January 19, 2013, through June 30, 2015, through capital contributions of $141,986 made by our officers and loans of $691,500. During the six-month period ended June 30, 2015, we financed our operating activities from cash generated from our operations.

We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013 and ranging from 8,000 units to 30,000 units for a total of 125,000 units. During the year ended December 31, 2014, we sold an average of 15,000 units per month, ranging from approximately 4,000 to 20,000 units per month, totaling approximately 180,000 units; we sold approximately 44,000 units in the last quarter of 2014. During the first two quarters of 2015, we sold 151,900 units. Gross sales for 2014 were $460,756 and for the six months ended June 30, 2015, were $712,762. We have a current inventory of 100,250 containers, which we believe will be sold over our website and to our distributors for approximately $550,372.

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

On March 4, 2014, the Company issued a convertible promissory note payable to Richard S. Astrom in the principal amount of $400,000, which was reduced to $360,000 by virtue of a prepayment of $40,000 on that date. This convertible promissory note was due on March 4, 2015. It bore interest at the rate of 0.28% per annum until its due date and now bears interest at a floating rate of interest which is ten (10) percentage points over the rate of interest announced from time to time by Citibank, N.A. as the rate of interest that it charges to its most creditworthy commercial customers. It is secured by a Pledge Agreement, dated as of March 4, 2014, between the Company and Mr. Astrom, under which the Company pledged all of its membership interests in D&C to Mr. Astrom. We are in default under the convertible promissory note and we do not presently have funds available to pay it. Accordingly, Mr. Astrom may foreclose under the pledge agreement. We are seeking an extension of the due date and for a waiver of our default, but Mr. Astrom has not granted and is not obligated to grant any extension or waiver. Further, we have no information as to whether or on what terms any such extension or waiver would be granted.

During 2014, the Company entered into a series of promissory note conversion agreements with ten unaffiliated persons in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The loans are non-interest bearing and have no stated maturity date.

Table of Contents	12

In October 2014, the Company entered into a promissory note conversion agreement with an unaffiliated individual in the amount of $10,000. This note is convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The loan bears interest at 15% per annum and matured on April 3, 2015. During 2014 the Company entered into a series of promissory notes with four unaffiliated persons in the aggregate principal amount of $457,000. These notes bear interest at rates ranging from 10% to 15% (with a weighted-average rate of 11.7%) and have matured as follows:

April 10, 2015	$300,000
May 19, 2015	150,000

The remaining $7,000 principal amount of these notes will mature on September 30, 2015.

We do not presently have funds available to pay the above mentioned notes, the principal amount of which totals $1,051,500. The amount of the funds required to pay them is included in the $1,200,000 that we will require to fund our operations for the next 12 months. We plan to obtain such funds through the sale of debt or equity securities.

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

Plan of Operations

Our significant objectives for the next 12 months are as follows:

•	Secure funding of $1,200,000 to support our operations over the next 12 months. This activity has commenced through personal contacts by our officers and will ongoing. As yet, we have not been successful in obtaining any funding. We can give no assurance that funding in this or any lesser amount will be available on acceptable terms, or available at all. The costs associated with this activity, which would arise principally from travel and legal expenses, are estimated to be $15,000. We cannot predict when we will obtain funding in whole or in part, but as indicated below, we cannot begin to attain several of our other objectives until we reach the levels of funding set forth below.
•	We now have 15 employees, including our officers. We plan to continue to hire sales, administrative personnel and technical personnel as necessary in accordance with our ability to pay salaries and benefits. The compensation and other costs associated with these personnel are estimated to be $70,000 per month.
•	Increasing sales volume to 50,000 containers per month (600,000 units per year). Our ability to reach this goal, as indicated above, is limited by the manufacturing capacity of our sole supplier, which is only 30,000 units per month
•	Continue to attend trade shows, expos and conferences with a view to increasing sales.
•	Continue our marketing and advertising campaign, which includes maintaining and periodically updating our websites, brochures and other advertising materials and attending industry events.
•	Pay the overdue convertible promissory note in the principal amount of $360,000 to Richard S. Astrom (see above).
•	Continue paying officers’ salaries of $10,000 per month to each of Messrs. Fairbrother and Heldoorn on a regular basis after the other goals are completed.

We cannot give firm dates for the attainment of any goal that depends on financing or a firm date for the receipt of revenues from orders because these dates depend on our obtaining financing and we cannot predict when, if or in what amount we will obtain it. We cannot fully implement our plan of operations until we raise $1,200,000.

Off-Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Table of Contents	13

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

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of June 30, 2015, management has not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We received a threat of litigation by Nam Tran dba Life of Leisure LLC (“Tran”) against Acology, D&C and Curtis Fairbrother for an unspecified amount for damages, fraud and other related claims under a Brand Activation Agreement, dated September 1, 2013, between Tran and “Medtainer.” We believe that the claims are without merit, that if any were found meritorious, we have meritorious defenses against them and that if Tran were to prevail on any claim, the damages would not be material. The claim has not been pursued since received.

We are not a party to nor do we expect the institution of any other litigation by or against us.

Table of Contents	14

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

	By:	/s/ Curtis Fairbrother
Date: August 19, 2015	Name:	Curtis Fairbrother
	Title:	Chief Executive Officer, Principal Account Officer, Director

Table of Contents	16