Form 10-Q
period 2015-09-30
Acology Inc.
filed 2015-11-12
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2015, there were 4,974,621,214 shares of the Registrant’s Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.
CONSOLDIATED BALANCE SHEETS
(Unaudited)
	September 30, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:

Cash	$17,754	$261,233
Accounts Recievable	30,557	22,011
Inventories	114,591	51,487
Advance to supplier	54,932	66,128
TOTAL CURRENT ASSETS	217,834	400,859

Property and equipment, net of accumulated depeciation of $19,405 and $6,576	27,268	32,380
Security deposits	7,489	7,489

TOTAL ASSETS	$252,591	$440,728

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$22,461	$18,543
Convertible notes payable	234,500	234,500
Notes payable	457,000	457,000
Note payable - related party	360,000	360,000
Loan payable - stockholder	68,347	68,347
Accrued expenses	68,729	32,123
TOTAL CURRENT LIABILITIES	1,211,037	1,170,513

STOCKHOLDERS' DEFICIENCY
Common Stock, $00001 par value, 6,000,000,000 shares authorized
4,546,014,334 and 3,846,000,000 shares issued and outstanding
September 30, 2015 and December 31, 2014, respectively	45,460	45,460
Additional Paid in Capital	—	—
Accumulated Deficit	(1,003,906)	(775,245)
TOTAL STOCKHOLDERS' DEFICIENCY	(958,446)	(729,785)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$252,591	$440,728

The accompanying notes are an integral part of these financial statements.

Table of Contents	1

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014

Sales	$1,041,375	$264,312	$328,703	$95,765

Cost of Sales	362,161	85,578	129,547	29,119

Gross Profit	679,214	178,734	199,156	66,646

Operating expenses:
General and administrative	787,150	355,707	235,919	197,806
Advertising and marketing	73,991	32,745	26,016	6,648
Total operating expenses	861,141	388,452	261,935	204,454

Income (Loss) from operations	(181,927)	(209,718)	(62,779)	(137,808)

Other expenses:
Interest expense	46,734	2,501	18,706	2,501

Income (Loss) before income taxes	(228,661)	(212,219)	(81,485)	(140,309)

Income tax provision	—	—	—	—

Net Income (Loss)	$(228,661)	$(212,219)	$(81,485)	$(140,309)

Income (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	4,546,014,334	4,386,452,243	4,546,014,334	4,546,014,334

The accompanying notes are an integral part of these financial statements.

Table of Contents	2

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(228,661)	$(212,219)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	12,909	876
Changes in operating assets and liabilities
Accounts receivable	(8,546)	(16,556)
Inventories	(63,104)	(7,327)
Accounts payable	3,919	—
Advance to supplier	11,196	(41,423)
Accrued expenses	36,606	2,500
NET CASH USED IN OPERATING ACTIVITIES	(235,681)	(274,149)

INVESTING ACTIVITIES:
Acqusition of property and equipment	(7,798)	(1,910)
NET CASH USED IN INVESTING ACTIVITIES	(7,798)	(1,910)

FINANCING ACTIVITIES:
Proceeds from issuance of private placement	—	40,000
Repayment of related party loan	—	(40,000)
Proceeds from notes payable	—	232,000
Proceeds of loan from related party		132,869
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	364,869

INCREASE (DECREASE) IN CASH	(243,479)	88,810

CASH - BEGINNING OF PERIOD	261,233	1,759

CASH - END OF PERIOD	$17,754	$90,569
	$—

Supplemental disclosures of cash flow information:
Non-cash financing activities
Note issued to prior shareholder in connection with reverse merger	$—	$400,000

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

Acology, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 – Basis of Presentation and Business

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015, and the results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2015, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

Acology, Inc. (“the Company”), through its wholly owned subsidiary D&C Distributors, LLC (“D&C”), is a wholesaler of proprietary polypropylene containers used for controlled dispensing and storage of pharmaceuticals and medicine. The Company sells its products principally through its website to end users.

D&C was formed under the laws of the State of California on January 29, 2013.

On March 4, 2014, the Company completed an agreement and plan of merger with D&C. In connection with the merger the stockholders of the D&C received 3,846,000,000 shares of the Company’s common stock in exchange for their membership units in D&C. The merger was accounted for as a reverse merger, whereby D&C was the accounting acquirer.

NOTE 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements represent the historical financial statement of D&C, which was considered the accounting acquirer in the reverse merger with Acology.

Acology is an inactive company and there have been no intercompany transactions or balances in any of the periods presented.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's consolidated statements of operations.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

NOTE 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a stockholders’ deficiency of $958,446 and a working capital deficiency of $993,203 at September 30, 2015, and has generated operating losses since inception. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue raising capital from third parties.

Table of Contents	6

NOTE 4 –Convertible Notes payable

At September 30, 2015, convertible notes payable consisted of:

•	a series of promissory note conversion agreements that the Company entered into during 2014 with ten unaffiliated individuals in the aggregate amount of $224,500. These notes were initially convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The loans are non-interest bearing and have no stated maturity date. On February 15, 2015, the Company and these noteholders entered into agreements to change the conversion price for conversion of the notes into shares of the Company’s common stock to the current market price at the conversion date plus a twenty percent increase in the number of shares
•	a promissory note conversion agreement that the Company entered into with an unaffiliated individual in the amount of $10,000. This note is convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The note bears interest at 15% per annum and matured April 3, 2015. The Company is currently negotiating an extension of the maturity date.

NOTE 5 – Notes payable

During 2014, the Company entered into a series of promissory notes with four unaffiliated individuals in the aggregate amount of $457,000. These notes bear interest at rates ranging from 10% to 15% (with a weighted-average rate of 11.7%) and matured as follows:

April 10, 2015	$300,000
May 19, 2015	150,000
September 30, 2015	7,000

These notes are currently past due and the Company is negotiating an extension of their respective maturity dates.

NOTE 6 – Note payable – Related Party

In connection with the merger referred to in Note 1, the Company issued a promissory note in the amount of $400,000 to Acology’s former president and sole director. The note bears interest at 0.28% per annum and was due on March 4, 2015. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants, and is secured by a pledge of all membership units in D&C. The unpaid principal amount and interest accrued thereon is convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for three consecutive trading days ending on the trading day immediately prior to the conversion date. On August 20, 2015, the holder of the note assigned it to an unrelated third party, and on September 14, 2015, the maturity of the note was extended to September 14, 2016, all events of default were waived, the holder waived any right to received interest at the default rate and the holder may convert the principal and interest of the note into common stock, notwithstanding the cure of defaults.

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

In connection with the merger referred to in Note 1, the members of D&C received 3,846,000,000 shares of the common stock of Acology in exchange for their membership units in D&C.

Table of Contents	7

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

NOTE 9 – Concentrations

For the nine months ended September 30, 2014, the Company’s largest customer accounted for approximately 58% of sales. No single customer accounted for more than 10% of sales for the nine months ended September 30, 2015.

For the nine months ended September 30, 2015, and 2014, the Company purchased approximately 99% of its products from one distributor.

NOTE 10 – Commitments

The Company is committed under an operating lease for its premises. The lease calls for monthly payments of $7,500.00 plus 55% of the operating expenses, as defined in the lease. The lease expires on August 31, 2016.

NOTE 11 – Subsequent events

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. Based on the evaluation no material events have occurred that require recognition or disclosure therein.

Table of Contents	8

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

We currently offer 99% of our products on our retail website, www.themedtainer.com and sell the remainder to wholesale and retail companies for resale.

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

In light of the facts that the possession and use of marijuana have been legalized, subject to varying restrictions, in at least 23 states and that several other states are considering such legalization, we believe that our products may be of interest to a large number of users of marijuana in and we advertise our products on our website and elsewhere as suitable for that purpose. However, since we do not seek information from our customers who are end users as to how they intend to utilize our products and have no similar knowledge respecting end users of products sold through our distributor, we are unable to determine the extent of its use in connection with the storage and grinding of marijuana or any other purpose. We believe that marketing our products to users of marijuana subject us to the risk of prosecution under federal law if law enforcement authorities were to determine that our products are “drug paraphernalia and by state or local authorities because our websites are visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and as a result we may be found to be violating the laws of those jurisdictions

Acology was incorporated on September 9, 1997, in the State of Florida under the name of Synthetic Flowers of America, Inc. (“Synthetic Flowers”).

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

On March 4, 2014, the closing under the Merger Agreement took place and on March 28, 2014, D&C and Merger Sub filed the merger certificate with the Secretary of State of the State of California. As a result of the Merger, Acology ceased to be a shell company. In connection with the Merger, Acology issued 3,846,000,000 shares of Common Stock to Curtis Fairbrother and Douglas Heldoorn, the holders of all of the membership units in D&C, who thereby became Acology’s controlling shareholders. Upon the closing of the Merger, the board of directors and officers of Acology resigned and Messrs. Fairbrother and Heldoorn became its officers and directors. Immediately prior to the Merger, Acology was a nonreporting shell company.

Table of Contents	9

Also in connection with the Merger:

•	On March 4, 2014, Acology completed a private placement with 3 investors (the “Private Placement”) of 700,000,000 shares of Common Stock for proceeds of $40,000 in cash. The price paid by each investor was $0.000571429 per share. Acology also entered into Registration Rights Agreements with these investors, under which Acology was obligated to file, and did file, a registration statement under the Securities Act of 1933 (the “Securities Act”) relating to the shares issued in the Private Placement (the “Registration Statement”) and to use its best efforts to cause the Registration Statement to be declared effective under the Securities Act as promptly as possible. The Registration Statement was made effective on August 6, 2014.
•	Prior to the Merger, Acology’s former president and sole director entered into an Exchange Agreement with Acology, under which 35,000,000 shares of the Common Stock owned by Green Fusion Corp. and $151,269 of Acology’s indebtedness to him were exchanged for the proceeds of the Private Placement and a secured convertible promissory note of Acology payable to him in the principal amount of $400,000 and bearing interest at the rate of 0.28% per annum. The convertible promissory note was due March 4, 2015, subject to acceleration in the event of certain events of default, contains certain restrictive covenants and secured by a pledge of all of the shares of common stock of D&C. If an event of default, including failure to pay the convertible promissory note when due, occurs, the unpaid principal amount of the convertible promissory note and the interest accrued thereon would be convertible as a whole or in part from time to time into an indeterminate number of shares of Common Stock at a conversion price per share equal to 50% of the average of the daily closing prices for a share of Common Stock for the three (3) consecutive trading days ending on the trading day immediately prior to the day on which the convertible promissory note is delivered for conversion. See “Liquidity and Capital Resources” for information respecting extension of the maturity date of the note and certain other matters.
•	On January 9, 2014, Acology amended its Articles of Incorporation (i) to change its corporate name to Acology, Inc., (ii) to increase the number of the authorized shares of common stock to 6,000,000,000 and (iii) to reverse split its common stock on the basis of 1 new share for 1,000 existing shares. The reverse stock split was applicable to shares held by shareholders of record on February 14, 2014, and was implemented on that date.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2015
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Sales.

Sales for the three months ended September 30, 2015, were $328,703 compared to $95,765 for the three months ended September 30, 2014, and our gross profit for those periods was respectively $199,156 and $66,646. The increase in sales and gross profit in the later period was due to increased sales, although the cost of sales rose more steeply than did sales.

Operating Expenses.

Total operating expenses for the three months ended September 30, 2015, were $261,935 compared to $204,454 for the three months ended September 30, 2014. These costs and expenses increased in the later period because general and administrative expenses increased by $38,118 and advertising costs increased by $19,368.

Interest.

Interest expense for the three months ended September 30, 2015, was $18,706 compared to $2,501 for the three months ended September 30, 2014.

Table of Contents	10

Net Loss.

We had a net loss of $81,485 for the three-month period ended September 30, 2015, as compared to $140,309 for the three-month period ended September 30, 2014. Our net loss during the later period decreased during the later period principally because operating expenses increased at a substantially lower rate than sales.

NINE MONTHS ENDED SEPTEMBER 30, 2015
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Sales.

Sales for the nine months ended September 30, 2015, were $1,041,375 compared to $264,312 for the period ended September 30, 2014, and our gross profit for those periods was respectively $679,214 and $174,734. The increase in revenues and gross profit for the later period was due to increased sales.

Operating Expenses.

Total operating expenses for the nine months ended September 30, 2015, were $861,141 compared to $388,452 for the period ended September 30, 2014. Total operating expenses increased in the later period because general and administrative expenses increased by $431,443 because of increased salaries due to the hiring of additional sales and marketing personnel and because advertising and marketing costs increased by $41,246.

Interest.

Interest expense for the nine months ended September 30, 2015, was $46,734 compared to $2,501 for the nine months ended September 30, 2014.

Net Loss.

We had a net loss of $228,661 for the nine-month period ended September 30, 2015, as compared to a loss of $212,219 for the nine month period ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2014, and September 30, 2015, we had respectively $261,233 and $17,754 in cash. We financed our operations from the inception of our business on January 19, 2013, through September 30, 2015, through capital contributions of $141,986 made by our officers and loans of $691,500. During the nine-month period ended September 30, 2015, we financed our operating activities by expending cash in the amount of $243,479, none of which was generated from financing activities.

We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013 and ranging from 8,000 units to 30,000 units for a total of 125,000 units. During the year ended December 31, 2014, we sold an average of 15,000 units per month, ranging from approximately 4,000 to 20,000 units per month, totaling approximately 180,000 units. During the first three quarters of 2015, we sold 288,290 units. Gross sales for 2014 were $460,756 and for the nine months ended September 30, 2015, were $712,762. We have a current inventory of approximately 104,000 containers, which we believe will be sold for approximately $570,000.

Table of Contents	11

The Company believes that it will require approximately $1,200,000 in additional funding for its operations for the next 12 months. The Company plans to fund its activities during the balance of 2015 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms. Because of the rate at which we are expending cash to meet expenses that exceed our revenues, it is important for us to find additional funding in the near future.

On March 4, 2014, the Company issued a convertible promissory note payable to our former president and sole director, in the principal amount of $400,000, which was reduced to $360,000 by virtue of a prepayment of $40,000 on that date; this note has been assigned to an independent investor. This convertible promissory note was due on March 4, 2015. It bore interest at the rate of 0.28% per annum until its due date and now bears interest at a floating rate of interest which is ten (10) percentage points over the rate of interest announced from time to time by Citibank, N.A. as the rate of interest that it charges to its most creditworthy commercial customers. It is secured by a Pledge Agreement, dated as of March 4, 2014, between the Company and the holder, under which the Company pledged all of its membership interests in D&C to the holder. We are in default under the convertible promissory note and we do not presently have funds available to pay it. On September 14, 2015, the Company and the holder entered into a Convertible Note Modification Agreement under which the maturity date of the convertible promissory note has been extended to September 14, 2016, all events of default were waived, the holder waived any right to receive interest at the default rate and the holder may convert the principal and interest of the note into shares of common stock, notwithstanding the cure of defaults.

During 2014, the Company entered into a series of promissory note conversion agreements with ten unaffiliated persons in the aggregate amount of $224,500. These notes were initially convertible into shares of the Company’s common stock at a conversion price of $.05 per share; on February 15, 2015, the Company and these noteholders entered into agreements to change the conversion price for conversion of the notes into shares of the Company’s common stock to the current market price at the conversion date plus a 20 percent increase in the number of shares. The loans are non-interest bearing and have no stated maturity date.

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

Plan of Operations

Our significant objectives for the next 12 months are as follows:

Table of Contents	12

•	Secure funding of $1,200,000 to support our operations over the next 12 months. This activity has commenced through personal contacts by our officers and will ongoing. As yet, we have not been successful in obtaining any funding. We can give no assurance that funding in this or any lesser amount will be available on acceptable terms, or available at all. The costs associated with this activity, which would arise principally from travel and legal expenses, are estimated to be $15,000. We cannot predict when we will obtain funding in whole or in part, but as indicated below, we cannot begin to attain several of our other objectives until we reach the levels of funding set forth below.
•	We now have 19 employees, including our officers. We plan to continue to hire sales, administrative personnel and technical personnel as necessary in accordance with our ability to pay salaries and benefits. The compensation and other costs associated with these personnel are estimated to be $80,000 per month.
•	Increasing sales volume to 50,000 containers per month (600,000 units per year). Our ability to reach this goal, as indicated above, is limited by the manufacturing capacity of our sole supplier, which is only 30,000 units per month.
•	Continue to attend trade shows, expos and conferences with a view to increasing sales.
•	Continue our marketing and advertising campaign, which includes maintaining and periodically updating our websites, brochures and other advertising materials and attending industry events.
•	Pay our overdue indebtedness (see above).
•	Continue paying officers’ salaries of $10,000 per month to each of Messrs. Fairbrother and Heldoorn on a regular basis after the other goals are completed.

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

Table of Contents	13

Remediation Plan.

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of September 30, 2015, management had not completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Convertible Note Modification Agreement, dated September 14, 2015, by and between the Registrant and Toby Smith.

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Curtis Fairbrother
Date: November 12, 2015		Name: Curtis Fairbrother
Title: Chief Executive Officer, Principal Accounting Officer, Director

Table of Contents	16