Form 10-K
period 2015-12-31
Acology Inc.
filed 2016-04-14
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

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

Securities Registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2,604,000 on the last business day of Registrant’s most recently completed second quarter, based on the average bid and asked prices.

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

The number of shares outstanding of the registrant’s common stock as of April 14, 2016, was 5,164,134,794.

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

References to “our,” “we,” “us,” or “the Company” “our Company,” refer to Acology, Inc. and its subsidiaries, unless the context requires otherwise “Acology” refers to Acology, Inc. “Distributors” refers to D&C Distributors LLC, a California limited liability company and our wholly owned subsidiary. “Printing” refers to D&C Printing LLC, o a California limited liability company and our wholly owned subsidiary.

ITEM 1. BUSINESS

Through Distributors, we are in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs. While some of our marketing to date has related to the use of these containers for marijuana-related purposes, we have received child safety certification for our 20-dram container and we are focusing our marketing efforts on drug stores and drug store chains, veterinarians and veterinary distributors and other distributors and end users. Through Printing, we are in the business of private labeling and branding for purchasers of containers and other products. For more detailed information as to our business and our plans to develop it, see “Description of Business.” Acology’s operating subsidiary, Distributors, which Acology acquired on March 28, 2014, commenced operations on January 29, 2013, and Printing commenced operations on April 14, 2015.

The address of the Company is 1620 Commerce St., Corona, CA 92880 and its telephone number is (844) 226-5649.

Our History

Acology was incorporated on September 9, 1997, in the State of Florida.

On December 24, 2013, Acology, a wholly-owned subsidiary of Acology and Distributors entered into an Agreement and Plan of Merger under which Distributors became the wholly owned subsidiary of Acology on March 4, 2014. Prior to the merger, Acology was a shell company. As a result of the Merger, Acology became an operating company. In connection with the Merger, Acology issued 3,846,000,000 shares of Common Stock to Curtis Fairbrother and Douglas Heldoorn, the holders of all of the membership units in Distributors, who thereby became Acology’s controlling shareholders, in exchange for those units. Upon the closing of the Merger, the existing officer and sole director of Acology resigned and Messrs. Fairbrother and Heldoorn became its officers and directors.

Also in connection with the Merger:

•	On March 4, 2014, Acology completed a private placement with 3 investors of 700,000,000 shares of Common Stock for proceeds of $40,000 in cash. The price paid by each investor was $0.000571429 per share. Acology also entered into Registration Rights Agreements with these investors, under which Acology filed a registration statement under the Securities Act of 1933 covering the shares issued in the Private Placement, which was declared effective on August 6, 2014. For further information about the participation of a corporation owned by our president and sole director until March 4, 2014, in the Private Placement, see “Directors, Executive Officers, Promoters and Control Persons - Related Party Transactions – Private Placement.”
Table of Contents	1

•	Prior to the Merger, our president and sole director until March 4, 2014, entered into an Exchange Agreement with Acology, under which 35,000,000 shares of the Common Stock beneficially owned by him and $151,269 of Acology’s indebtedness to him were exchanged for the proceeds of the Private Placement and a secured convertible promissory note of Acology payable to him in the principal amount of $400,000 and bearing interest at the rate of 0.28% per annum; a prepayment if $40,000 was made on that date, leaving a balance of $360,000. The convertible promissory note matured on March 4, 2015, but its maturity date has been extended to September 14, 2016, is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the units of Distributors. The unpaid principal amount of the convertible promissory note and the interest accrued thereon is convertible as a whole or in part from time to time into an indeterminate number of shares of Common Stock at a conversion price per share equal to 50% of the average of the daily closing prices for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which the convertible promissory note is delivered for conversion. For further information respecting the convertible promissory note, certain risks associated with it and the pledge, see “Directors, Executive Officers and Control Persons – Related Parties – Exchange Transaction.”
•	On January 9, 2014, the articles of incorporation were amended (i) to change our corporate name to Acology, Inc., (ii) to increase the number of the authorized shares of common stock to 6,000,000,000 and (iii) to reverse split the common stock on the basis of 1 new share for 1,000 existing shares. The reverse stock split was applicable to shares held by shareholders of record on February 14, 2014, and was implemented on that date.

As a result of the Merger, we are in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store, and grind and shred, pharmaceuticals, herbs, teas and other solids or liquids. For more detailed information as to our business and our plans to develop it, see “Description of Business.”

DESCRIPTION OF BUSINESS

Introduction

Acology is the parent of Distributors and Printing. Acology has no material assets other than all of the outstanding membership units of Distributors and the membership units of Printing and has no plans to conduct any business activities other than obtaining or guaranteeing financing for the businesses conducted by its subsidiaries or assisting them in obtaining such financing.

Through Distributors and Printing, we are in the business of designing, manufacturing, and selling containers that can store, grind and shred pharmaceuticals, herbs, teas and other solids or liquids. Our principal product is the Medtainer®, which is described below under “Products.” Through Printing, we are in the business or custom labeling our products and products manufactured by others.

We market directly to businesses through our phone room, to the retail public through internet sales and, and to wholesalers and other businesses who resell our products to other businesses and end users. See “Description of Business – Sales and Distribution.”

As indicated above, our products can store and grind many substances. Our products are manufactured using medical-grade resin because we intended to market them for use in grinding pills for administration to children and other persons who have difficulty swallowing and to pets. Our 20-dram Medtainer® has received child safety certification.

In light of the facts that the possession and use of marijuana have been legalized, subject to varying restrictions, in many states and that several other states are considering such legalization, we believe that our products may be of interest to a large number of users of marijuana in and we advertise our products on our website and elsewhere as suitable for that purpose. However, since we do not seek information from our customers who are end users as to how they intend to utilize our products and have no similar knowledge respecting end users of products sold through our distributor, we are unable to determine the extent of its use in connection with the storage and grinding of marijuana or any other purpose. We believe that marketing our products to users of marijuana subject us to the following risks.

Table of Contents	2

•	The use of marijuana for medical and recreational use is lawful in many states, but under United States federal law and the laws of the other states, the possession, use, cultivation, storage, processing and/or transfer of marijuana is illegal. Federal and state law enforcement authorities have prosecuted persons engaged in these activities. While we do not believe that we engage in any of these activities, any of these law enforcement authorities might bring an action against us in connection with the engagement of others in them, including, but not limited, to a claim of aiding and abetting their criminal activities. Such an action would have a material and adverse effect on our business and operations.
•	Under United States federal law, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term “drug paraphernalia” includes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether our products are drug paraphernalia are our national and local advertising concerning its use and we have advertised our products as usable for marijuana-related purposes. However, we do not believe that our products were designed or are intended for any of these purposes or that our products are drug paraphernalia, as defined in federal law, and we are promoting our products primarily to be used for other purposes. If federal authorities were to take a different view, they might bring a criminal action against us. Such an action would have a material and adverse effect on our business and operations.

Products

The Medtainer® stores herbs and herbal remedies, medicines, coffee and teas, wines and liquors, foods and other solids and liquids without cross-contamination. Some configurations have a built-in grinder in order that non-liquids that it carries may be ground into powder in the case of medicines or shredded in the case of herbs. The Medtainer® is manufactured from medical-grade polypropylene resin, is air- and water-tight, non-porous and non-leaching. We currently sell the Medtainer® in a 20-dram child resistant version and our 20-dram original version, a 20 dram non-child resistant version and a 40 non-child resistant version. Medtainer®. We plan to sell the Medtainer® in several other configurations. We sell our products with and without logos and other markings.

As indicated by the picture below, the Medtainer® with a grinder/shredder has three components. The top component is a cap, the middle component is a storage cup with grinding/shredding teeth projecting downward from its bottom and the bottom component is a grinding/shredding cup with teeth projecting upward from its bottom. Material is transferred from the storage cup into the grinding/shredding cup, the storage cup is inserted into the grinding/shredding cup, forming a space in which the two sets of teeth intermesh, and the two cups are then rotated manually such that the material passes between the two sets of teeth and is ground or shredded. The ground or shredded material may then be returned to the storage cup for storage or used or dispensed in another manner. The cap attaches to the grinding/shredding cup such that the storage cup is held between them, forming a compact unit which is air- and water-tight between the cap and the storage cup, as well as between the storage cup and the bottom cup.

Table of Contents	3

Medtainers® without grinding capacity will have only a cap and a storage container.

In the future, we may sell containers other than the Medtainer® that will give consumers the ability to easily store, carry and consume various solids and liquids.

We have acquired an inventory of cigarette lighters and “smellproof” bags, but have not determined when or how we will market them.

Source of Products

We do not manufacture, and for the foreseeable future do not plan to manufacture, our products. We acquire our products from Polymation Medical Products, LLC (“Polymation”), a pharmaceutical container manufacturer located in Newbury Park, California, under an agreement that we entered into with Polymation on August 13, 2013, under which we purchase all of our Medtainers®. The agreement has an initial term of 10 years and is extendible for a like term by mutual consent. Under this agreement, we have the exclusive worldwide right to purchase, promote, advertise, market, distribute and resell the Medtainer®, which respect to which the owner of Polymation holds a patent. The agreement requires minimum purchases (see the following paragraphs), sets prices for the products that we purchase, subject to increase because of changes in the local consumer-price index and increases in Polymation’s cost of materials, rent and utilities. Polymation is currently unable to meet our requirement of 45,000 units per month because it does not have sufficient production capacity to meet it. Polymation is now 19,420 units short of the units that we have ordered, for which we have prepaid $10,683, and is in default under our agreement with it. We are discussing with Polymation ways in which it can meet our needs for its products.

Under the agreement with Polymation, we were initially required to purchase at least 30,000 units per month, with that requirement increasing by 10% on each anniversary of the effective date of the agreement. We are now required to purchase at least 33,000 units per month.

Also, under this agreement, (i) we assigned the registered trademark “Medtainer” to Polymation, (ii) we received an exclusive license to use that trademark, (iii) we received a right of first refusal to acquire Polymation’s business on the same terms offered by a bona fide, arm’s-length, third-party buyer with a 50% discount from the price offered by such buyer, and (iv) we agreed that, in the event that Distributors (or its successor, assignee or affiliate) were to form a new corporation for the purpose of selling the products that we acquire under the agreement, Distributors would cause such corporation issue to the owner of Polymation one percent of such corporation’s authorized preferred and voting shares.

We presently have no other suppliers, but may seek them out in connection with the manufacture of containers other than Medtainers®.

Sales and Distribution

As indicated above, we sell approximately 99% of our products to wholesalers and distributors, who resell them to businesses and consumers, both in unmarked and custom-labeled form, and the remainder directly to retail consumers through internet sales. In 2014, we sold approximately 123,000 units and during 2015, we sold approximately 314,000 units. During the first quarter of 2016, we sold approximately 100,000 units. We currently have approximately 111,000 units in inventory.

We have entered into a Product License and Distribution Agreement, dated April 1, 2014, with IGreen Planet Store, Ltd. (“IGreen”), a Canadian distribution company located in Vancouver, British Columbia, Canada. Under this agreement, we have granted to IGreen an exclusive license to market, sell and distribute the Medtainer® in Canada. The agreement has a 5-year term. We are required to maintain product liability insurance covering the products sold under the agreement. We are in the process of obtaining such insurance. IGreen is not required to purchase a minimum quantity of our products. The agreement is subject to yearly reviews by the parties in respect of price, quantities ordered and other matters. Based upon these reviews, the parties may modify, amend or revoke the agreement.

Table of Contents	4

We entered into an oral agreement, on September 30, 2013, with TSD Worldwide (“TSD”), a distribution company located in Santa Fe Springs, California. Under this agreement, as amended in writing on November 18, 2013, TSD acted as our exclusive U.S. seller of designated products, except that we retained the right to sell products over our website. TSD failed to meet sales goals and we terminated the agreement with TSD in June 2014.

In mid-2014, our sales staff presently comprised our two officers. We now have 13 sales personnel, including our two officers, who make sales in our phone room and over our website.

We also have a presence on Facebook, Twitter and other social media. We believe that social media are important to our marketing program for our products.

Printing

Printing commenced operations on April 15, 2015, and is in the early stage of its development, accounting for less than 1% of our sales. We formed it because some of our customers desired to have custom labels imprinted on the products that they purchased from us and we found that the cost of doing so through third parties raised the price that we charged to customers for imprinted product to levels that we believed would impede sales. Printing is performed using specialized printers. We currently have one printer and have ordered another. We are also seeking business from businesses that require labelling on their own products.

Patents, Trademarks and Other Intellectual Property

Our Medtainer® is covered by a patent held by Polymation. As we develop our own products, we may rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights. We believe that the patent owned by Polymation is material to our business, but we cannot presently ascertain the extent to which intellectual property that we may develop or license will be important to us.

We employ various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect our trade secrets and know-how. We have licensed a patent that we own to Polymation and may license in the future, patents, trademarks, trade secrets and similar proprietary rights to and from third parties.

Competition

We believe that the Medtainer® is a unique product and that there is presently no product that competes with it. However, even though it is patented, we cannot assure that a product that can store and grind substances without conflicting with this patent cannot be developed. In addition, we face intense competition in the sale of our products and compete with multiple companies principally on the basis of price, service, quality, product characteristics and the ability to supply products to customers in a timely manner. Our products also compete with metal, glass, paper and other packaging materials as well as plastic and resin packaging materials made through different manufacturing processes. Most of our existing and potential competitors have greater brand name recognition and their products may enjoy greater initial market acceptance among our potential customers. In addition, many of these competitors have significantly greater financial, technical, sales, marketing, distribution, service and other resources than we have and may also be better able to adapt quickly to customers’ changing demands and changes in technology, to enhance existing products, to develop and introduce new products and new production technologies and to respond timely changing market conditions and customer demands. If we are not able to compete successfully in the face of our competitors’ advantages, our ability to gain market share or market acceptance for the products that we sell could be limited, our revenues and our profit margins could suffer, and we may never become profitable.

While we believe that the patent under which our Medtainer® is manufactured (see “Description of Business – Patents, Trademarks and Other Intellectual Property”) may afford us some protection from competition by similar products, no assurance can be given that a competing product cannot be developed without infringing our patent.

Table of Contents	5

We seek to differentiate ourselves from our competitors by the uniqueness of our products, by building a reputation for high-quality products and innovation and by maintaining strong relationships with our distributors and, where possible, their and our customers.

Regulation

The Food and Drug Administration (the “FDA”) regulates the material content of our products, including the medical-grade polypropylene resin used in the manufacture of the Medtainer®, pursuant to the Federal Food, Drug and Cosmetic Act and the Consumer Product Safety Commission (the “CPSC”) regulates certain aspects of our products pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. The FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell or intend to sell our products. In addition, certain state laws restrict the sale of packaging with certain levels of heavy metals and impose fines and penalties for noncompliance. Although FDA-approved resins and pigments are used in our products that directly contact food and drugs and we believe our products are in material compliance with all applicable regulatory requirements (although we are not required to submit them to either the FDA or the CPSC for review), we are remain subject to the risk that our products could be found not to be in compliance with these and/or other requirements. A recall of any of our products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on us.

We are not required to submit the Medtainer® for review by either agency.

Employees

In mid-2014, we had 2 employees, namely, the Company’s two officers. We now have, in addition to these officers, 11 sales personnel and 4 administrative personnel.

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

ITEM 2. PROPERTIES

All of our operations are located at 1620 Commerce St., Corona, CA 92880. We lease this property, comprising approximately 7,000 square feet, for $6,300 per month plus 55% of the operating expenses, as defined in the lease. The term of the lease is 2 years, expiring on August 31, 2016. In June 2015, the lease was amended to increase the leased space to approximately 10,000 square feet at a rental of $7,500 per month, plus 100% of the operating expenses, as defined in the lease.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents	6

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink tier maintained by OTC Markets Inc. under the symbol “ACOL.”

The following table reflects the high and low closing bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2015, and 2014, and the year to date. The bid information was obtained from the OTC Markets, Inc. and reflects prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

	Closing	Closing
Quarter Ended	Bid High	Bid Low
Fiscal Year 2016

June 30, 2016 (through April 12, 2016)	$0.0010	$0.0008
March 31, 2016	$0.0013	$0.0006

Fiscal Year 2015

December 31, 2015	$0.0022	$0.0006
September 30, 2015	$0.0037	$0.0002
June 30, 2015	$0.0043	$0.0028
March 31, 2015	$0.0251	$0.0025

Fiscal Year 2014

December 31, 2014	$0.535	$0.03
September 30, 2014	$1.25	$0.10
June 30, 2014	$1.25	$1.25
March 31, 2014	$3.00	$1.25

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

As of April 11, 2016, there were approximately 400 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Table of Contents	7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial data discussed below are derived from the audited consolidated financial statements of the Company as at December 31, 2015, which were prepared and presented in accordance with generally accepted United States accounting principles. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained elsewhere herein, which more fully present our financial condition and operations as at that date. We do not believe that the results set forth in these consolidated financial statements are necessarily indicative of our future performance. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

From the formation of Distributors on January 29, 2013, until December 31, 2014, we organized, acquired our office space, entered into contracts for the purchase and distribution of our products, established one of our websites, sold products to our distributors and end users, developed our in-house sales capacity, completed a merger whereby we became a public company and completed a private placement.

We will need a substantial amount of additional capital to fund our business. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet our needs and we may need to take certain measures to remain a going concern. See “Liquidity and Capital Resources.” If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted or we could be forced to terminate operating.

Our audited consolidated financial statements were prepared on the basis that Distributors was the accounting acquirer in the Merger.

Results of Operations

The following table summarizes the operating results of the Company for the years ended December 31, 2015, and December 31, 2014:

Year Ended December 31, 2015, Compared with the Period Ended December 31, 2014

Sales: Our sales for the year ended December 31, 2015, were $1,441,441, from which we earned a gross profit of $1,213,236. Our sales for the year ended December 31, 2014, were $460,756, from which we earned a gross profit of $315,716. The principal reason for the increase in sales and gross profit from the earlier to the later period was increased sales volume combined with cost of sales that increased at a rate lower than the rate by which sales volume increased.

Operating Expenses: For the year ended December 31, 2015, operating expenses of $1,493,579 were incurred, including $1,285,317 for general and administrative expenses, of which $221,984 was for compensation of our officers, and $208,262 for advertising and marketing expenses. For the year ended December 31, 2014, operating expenses of $689,061 were incurred, including $625,795 for general and administrative expenses, of which $228,650 was for compensation of our officers, and $63,266 for advertising and marketing expenses.

The principal reasons for the increase in general and administrative expense were an increase in personnel costs, which were $187,426 in the earlier period, compared with $487,694 in the later period, and advertising costs, which were $63,266 in the earlier period and $$208,262 in the later period. Both of these costs increased principally because of our decision to market our products aggressively.

Table of Contents	8

Loss from Operations. Loss from operations decreased from $373,345 for the year ended December 31, 2014, to $280,343 for the year ended December 31, 2015, because sales increased substantially, while cost of sales and general and administrative expenses, although higher for the later period, were each a lower percentage of sales in the later period than in the earlier period. Specifically, Cost of Sales was 15.8% of Sales in the later period, versus 31.5% in the earlier period and General and Administrative Expenses was 89.1% of Sales during the later period, versus 135.8% of Sales in the earlier period.

Interest Expense. During the year ended December 31, 2015, and 2014, we incurred interest expense of $675,528 and $19,257, respectively. The increase in interest expense resulted principally from the excess of $534,434 of the fair value of the embedded conversion feature of the note over its principal amount, which excess is charged as interest upon inception. In addition, we incurred $91,814 of interest expense for amortization of debt discount.

Gain on Extinguishment of Debt. During the year ended December 31, 2015, we incurred a gain of extinguishment of debt of $16,365 as the result of the conversion of convertible debt with a bifurcated conversion feature.

Gain on Change of Fair Value of Derivative. During the year ended December 31, 2015, we incurred a gain on change in fair value of derivative of $155,251 as the result of the lower fair value of the derivative liability, which is adjusted to fair value each reporting period, due to a decrease in the underlying stock price.

Net Loss: Although our loss from operations decreased from $373,345 for the year ended December 31, 2014, to $280,343 for the year ended December 31, 2015, our net loss was $799,360, as compared with a net loss of $407,604 for the year ended December 31, 2014. The principal reasons for this difference were the higher levels of interest expense and of general and administrative expenses, advertising and marketing expenses during the latter period, which were offset by the gain on extinguishment of debt and gain on change in fair market value of derivative and increased sales.

Liquidity and Capital Resources

As of December 31, 2015, we had $37,533 in cash and accounts receivable of $30,734. We financed our operations from the inception of our business on January 19, 2013, through December 31, 2013, through capital contributions of $141,986 made by our officers in 2013, a $40,000 private placement and loans of $759,847 during the year ended December 31, 2014, and loans of $175,147 during the year ended December 31, 2015.

We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013. During the year ended December 31, 2014, we sold approximately 180,000 units. During the year ended December 31, 2015, we sold an approximately 314,000 units. We sold approximately 104,000 units in the first quarter of 2016.

We have a current inventory of approximately 111,000 containers, which we believe will be sold for approximately $604,000.

On April 14, 2015, Printing commenced operations. For a description of its business, see “Description of Business-Printing”

The Company believes that it will require approximately $1,500,000 in additional funding for the next 12 months, including $1,099,500 to repay loans that will become due during this period, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case the amount of such funding will be reduced, but cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2015 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms.

Table of Contents	9

The Company’s sales have grown every year since in commenced business. In 2013, its sales were $254,992; in 2014, they were $460,756; and in 2015, were $1,441,441. Although its operating expenses have increased in each year, and it has yet to become profitable. The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that it is available and prudent. For this reason, it has increased its sales staff two 2 in 2013 to 12 today and its advertising and marketing expenses from $51,476 in 2013 to $208,262 in 2015. Management further believes that increased sales will ultimately exceed operating expenses. However, as indicated in note 3 of the Notes to Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern and Management recognizes that the Company can take measures to increase sales only within the parameters set forth therein.

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

Plan of Operations

In August 2014, we announced our significant objectives. The following sets forth our progress in meeting those objectives:

•	We planned to secure funding of $1,500,000 to support our operations. Of that amount, we have obtained approximately $850,000. However, as indicated above, we again need funding of $1,500,000. We can give no assurance that any or all of the remaining portion of such funding will be available on acceptable terms, or available at all.
•	We planned to hire additional personnel and now have 18 employees. We plan to hire additional sales, administrative personnel and technical personnel as needed.
•	Increasing sales volume to 50,000 containers per month. During 2014, we sold an average of 10,250 units per month and in 2015, we sold an average of 26,000 units per month. During the first quarter of 2016, we sold an average of 37,300 units per month. Our ability to reach this goal, as indicated above, is limited by the manufacturing capacity of Polymation.
•	We announced that we intended to lease a building for our operations, including administrative and warehouse space and acquire office furniture, equipment and materials (forms, corporate stationary and business cards). We attained this objective and have leased additional space.
•	We announced that we would seek additional international distributors meeting certain criteria. In light of our decision to concentrate on direct sales to customers, we have determined not to pursue this objective.
•	We have attended trade shows, expos and conferences and believe that this activity in part accounts for our increased sales.
•	We have initiated a marketing and advertising campaign, which includes maintaining and periodically updating our websites, brochures and other advertising materials and attending industry events.
•	We announced that we would attempt to pay the convertible promissory note in the principal amount of $400,000. We have reduced the principal amount of this note to $250,000 though conversions. For further information, see “Directors, Executive Officers and Control Persons – Related Parties – Exchange Transaction.”
•	We announced that we desired to pay salaries of $10,000 per month to each of Messrs. Fairbrother and Heldoorn on a regular basis after the other goals are completed. We are now doing so.

Table of Contents	10

Contractual Obligations

The following table sets forth information with respect to our known contractual obligations as of December 31, 2015, setting forth their types and the times at which they are due.

Payments due by period

		Less than 1			More than 5
Contractual obligations	Total	Year	1-3 years	3-5 years	Years
Long-Term Debt Obligations	$1,159,500	$1,159,500	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations*	$2,841,581	$180,000	$648,760	$863,498	1,149,323
Other Long-Term Liabilities Reflected on Our
Balance Sheet under GAAP	0	0	0	0	0
Total	$3,961,428	$180,000	$648,760	$863,498	1,149,323

* All of these purchase obligations arise under our agreement with Polymation, at current prices, which are subject to escalation to a presently unknowable extent for inflation and certain increased costs.

Off-Balance Sheet Arrangements

None.

Controls and Procedures

The Company’s management is required to report on the effectiveness of its internal control over financial reporting in each of its annual reports. That report appears in Item 9A.

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

Table of Contents	11

JOBS Act

Section 102(b)(1) of the JOBS Act provides that, as an emerging growth company, Acology (A) need not present more than 2 years of audited financial statements in order for Acology’s registration statement with respect to an initial public offering of common equity securities to be effective, and in any other registration statement that Acology files with the SEC, Acology need not present selected financial data prescribed by the SEC in its regulations for any period prior to the earliest audited period presented in connection with Acology’s initial public offering; and (B) may not be required to comply with any new or revised financial accounting standard until such date that a company that is not an issuer (as defined under section 2(a) of Sarbanes-Oxley is required to comply with such new or revised accounting standard, if such standard applies to companies that are not issuers. The term “issuer” generally means any person who issues or proposes to issue any security, the securities of which are registered under section 12 of the Exchange Act or that is required to file reports under section 15(d) of the Exchange Act, or that files or has filed a registration statement that has not yet become effective under the Securities Act and that it has not withdrawn.

While Acology is permitted to opt out of these provisions of the JOBS Act, it has not done so and do not intend to do so. As a result, our financial statements may not be comparable to companies that that elect to opt out of these provisions.

IITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Table of Contents	12

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Acology, Inc.

We have audited the accompanying consolidated balance sheets of Acology, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acology, Inc.as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 3 the Company has a stockholders’ deficit of $1,422,273 and a working capital deficit of $1,484,743 at December 31, 2015. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans are also discussed in Note 3.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

April 14, 2016

Table of Contents	14

ACOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:

Cash	$37,533	$261,233
Accounts Recievable	30,734	22,011
Inventories	79,941	51,487
Note Receivable	155,835	—
Advance to supplier	10,683	66,128
TOTAL CURRENT ASSETS	314,726	400,859

Property and equipment, net of accumulated depeciation of $31,773 and $6,576	54,982	32,380
Security deposits	7,489	7,489

TOTAL ASSETS	$377,197	$440,728

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$45,760	$18,543
Convertible notes payable, net of debt discount of $226,186 and $0	326,314	234,500
Notes payable	607,000	457,000
Note payable - related party	—	360,000
Loan payable - stockholder	93,494	68,347
Accrued expenses	102,908	32,123
Derivative Liability	623,994	—
TOTAL CURRENT LIABILITIES	1,799,470	1,170,513

STOCKHOLDERS' DEFICIENCY
Common Stock, $00001 par value, 6,000,000,000 shares authorized
4,974,621,214 and 4,546,049,785 shares issued and outstanding
December 31, 2015 and 2014, respectively	49,745	45,460
Additional Paid in Capital	102,857	—
Accumulated Deficit	(1,574,875)	(775,245)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,422,273)	(729,785)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$377,197	$440,728

The accompanying notes are an integral part of these financial statements

Table of Contents	15

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014

Sales	$1,441,441	$460,756

Cost of Sales	228,205	145,040

Gross Profit	1,213,236	315,716

Operating expenses:
General and administrative	1,285,317	625,795
Advertising and marketing	208,262	63,266
Total operating expenses	1,493,579	689,061

Loss from operations	(280,343)	(373,345)

Other expenses:
Interest expense	675,528	19,257
Bad debt expense	15,375	15,002
Gain on extinguishment of debt	(16,365)	—
Gain on change in fair value of derivative	(155,251)	—
Total other expenses	519,287	34,259

Loss before income taxes	(799,630)	(407,604)

Income tax provision	—	—

Net Loss	$(799,630)	$(407,604)

Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	4,693,224,039	4,426,781,123

The accompanying notes are an integral part of these financial statements

Table of Contents	16

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014

OPERATING ACTIVITIES:
Net loss	$(799,630)	$(407,604)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	25,196	5,631
Gain on extinguishment of debt	(16,365)
Gain on change in fair value of derivative	(155,251)
Non cash interest expense	628,729
Changes in operating assets and liabilities
Accounts receivable	(8,723)	(22,011)
Inventories	(28,454)	(13,827)
Accounts payable	27,218	18,543
Advance to supplier	55,445	(63,976)
Accrued expenses	70,785	25,123
NET CASH USED IN OPERATING ACTIVITIES	(201,050)	(458,121)

INVESTING ACTIVITIES:
Loan to non related party	(150,000)	—
Acqusition of property and equipment	(47,797)	(34,763)
Payment of security deposits	—	(7,489)
NET CASH USED IN INVESTING ACTIVITIES	(197,797)	(42,252)

FINANCING ACTIVITIES:
Proceeds from issuance of private placement		40,000
Repayment of related party loan		(40,000)
Proceeds from notes payable	150,000	691,500
Proceeds from related party loan	25,147	68,347

NET CASH PROVIDED BY FINANCING ACTIVITIES	175,147	759,847

INCREASE IN CASH	(223,700)	259,474

CASH - BEGINNING OF PERIOD	261,233	1,759

CASH - END OF PERIOD	$37,533	$261,233

Supplemental disclosures of cash flow information:
Non-cash financing activities
Note issued to prior shareholder in connection with reverse merger	$—	$400,000
Derivative liability recognized as debt discount	$368,000	$—
Conversion of convertible debt with derivative into common stock	$173,189	$—
Common stock issued in connection with conversion	$107,142	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	17

ACOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
	------COMMON STOCK------		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – January 1, 2014	3,846,000,000	38,460	103,526	(104,167)	37,819

Effect of Reverse Merger	49,785	—	(136,526)	(263,474)	(400,000)

Issuance of common stock in private placement	700,000,000	7,000	33,000	—	40,000

Net Loss				(407,604)	(407,604)

BALANCE – December 31, 2014	4,546,049,785	45,460	—	(775,245)	(729,785)

Issuance of common stock upon conversion of convertibel debt	428,571,429	4,285	102,857	—	107,142

Net Loss				(799,630)	(799,630)

BALANCE – December 31, 2015	4,974,621,214	49,745	102,857	(1,574,875)	(1,422,273)

The accompanying notes are an integral part of these financial statements

Table of Contents	18

Acology, Inc.

Notes to Financial Statements

December 31, 2015

NOTE 1 – Business

Acology, Inc. (the “Company”), through its wholly owned subsidiary, D&C Distributors, LLC (“D&C”) is in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs, and through D&C’s wholly owned subsidiary, D&C Printing LLC (“Printing”), is in the business of private labeling and branding for purchasers of containers and other products.

D&C and Printing were formed under the laws of the State of California on January 29, 2013, and April 14, 2015, respectively.

On March 4, 2014, the Company completed an agreement and plan of merger in connection with which the holders of the membership units in D&C received 3,846,000,000 shares of the Company in exchange for these units. The merger was accounted for as a reverse merger in which D&C was the accounting acquirer.

NOTE 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided.

Inventories

Inventories, which consist of the Company’s product held for resale, are stated at the lower of cost, determined using the first-in first-out, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

Table of Contents	19

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets or liabilities
•	Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
•	Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance, January 1, 2014	$—
• Issued during the Year ended December 31, 2015	902,434
• Converted during the Year	(123,189)
• Change in fair value recognized in operations	(155,251)
Balance, December 31, 2015	$623,994

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

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Table of Contents	20

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

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the year ending December 31, 2015, the Company recognized a gain on extinguishment of $16,365 from the conversion of convertible debt with a bifurcated conversion option.

Advertising

Advertising and marketing expenses are charged to operations as incurred.

Income Taxes

The Company use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

Recent accounting pronouncements

The Company does not believe there are any recently issued, but not yet effective; accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Table of Contents	21

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2015, the Company had a stockholders’ deficit of $1,422,273 and a working capital deficit of $1,484,743. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of exisitng loans and raising either debt or equity financing. There is no assurance that we will be able to increase sales or to obtain extend financing on terms acceptable to us or at all.

NOTE 4 –Note Receivable

On August 11, 2015, the Company loaned $150,000 to an unrelated person who is one of the convertible noteholders referred to in Note 6 and that person made a promissory note in a like principal amount in favor of the Company. The note accrues interest at the highest lawful rate, but not more the 20% per annum, the Company is accruing interest at 10% per annum based on California usury rates. Upon an event of default, as defined in the note, interest will be compounded monthly. The note matures August 11, 2016.

NOTE 5 –Property and Equipment

Property and equipment consist of:

	December 31,
	2015	2014
Furniture and Fixtures	$4,793	$4,193
Machinery and Equipment	54,489	7,291
Leasehold Improvements	27,472	27,472
	86,754	38,956
Accumulated Depreciation	(31,772)	(6,576)
	$54,982	$32,380

NOTE 6 –Convertible Notes Payable

The following is a description of convertible notes payable at December 31, 2015:

•

On August 20, 2015, an unrelated third party acquired the $400,000 promissory note referred to in Note 8, which had been reduced to $360,000 as the result of a prepayment. The note bears interest at 0.28% per annum. It originally matured on March 4, 2015, but its maturity has been extended to September 14, 2016, as described below. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants, and is secured by a pledge of all the membership units in D&C. The note provided that if an event of default were to occur, the unpaid principal amount and interest accrued thereon would be convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date. The note was in default when it was not paid on March 4, 2015. On August 20, 2015, the holder of the note assigned it to an unrelated third party and on September 14, 2015, the maturity of the note was extended to September 14, 2016, the holder waived all events of default and any right to receive interest at the default rate, and the Company agreed that the holder could convert the principal and interest of the note into common stock, notwithstanding the cure of defaults. On August 28, 2015, the holder converted $50,000 of principal of the note into 428,571,429 shares of common stock. The principal balance of the note at December 31, 2015 was $310,000.

Table of Contents	22

•	A convertible promissory note, dated December 15, 2015, made in favor of the unrelated party referred to above in the principal amount of $8,000. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matures on December 27, 2016, and bears interest at the highest lawful rate, but not more than 20% per annum.
The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The above notes are presented net of a discount of $226,186 at December 31, 2015, on the accompanying balance sheet. The Company used the Black Scholes Merton valuation model to value the conversion features using an expected life of 1 year, average volatility rate of approximately 453% and 396% and a discount rate of 0.35%

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

NOTE 7 – Notes Payable

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

On August 15, 2015 the Company issued a promissory note in the amount of $150,000 to an unrelated third party. The note bears interest at .48% per annum provided that the note is paid on or before maturity date, or 2 percentage points over the wall street journal Prime rate, if not repaid on or before the maturity date. This note matures on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily.

NOTE 8 – Note Payable – Related Party

In connection with the merger referred to in Note 1, the Company made a promissory note in the principal amount of $400,000 in favor of its former president and sole director. For a description of the provisions of the note, see Note 6. On August 20, 2015, the holder of the note assigned it to an unrelated third party. See note 6.

NOTE 9 – Loan Payable - Shareholder

During the year ended December 31, 2015, and 2014, the Company received advances of $25,147 and $68,347, respectively, from one of its stockholders who is a related party to help finance its operations. These advances are non-interest bearing and have no set maturity date. The balance at December 15, 2015, and 2014, aggregated $93,494 and $68,347, respectively. The Company expects to repay these loans when cash flows become available.

Table of Contents	23

NOTE 10 – Stockholders’ Deficiency

On January 9, 2014, the Company amended its articles of incorporation to raise its authorized common stock to 6 billion shares, par value $0.00001 per share.

In connection with the merger referred to in Note 1, the holders of membership units in D&C received 3,846,000,000 shares of the Company in exchange for their membership units.

In connection with the merger, the former president and sole director of the Company exchanged 35,000,000 shares of common stock of the Company owned by him and indebtedness owed to him for a convertible promissory note in the amount of $400,000. Also in connection with the merger, the Company completed a private placement in which 700,000,000 shares of common stock were issued for proceeds of $40,000.

On August 28, 2015, the Company issued 428,571,429 shares of common stock in connection with the conversion of $50,000 of the principal amount of the $400,000 Convertible Promissory Note described in Note 7.

NOTE 11 – Concentrations

For the year ended December 31, 2015, none of our customers accounted for more than 10% of sales. For the year ended December 31, 2014, two customers accounted for 12% and 11% of sales.

For the year ended December 31, 2015 and 2014, the Company purchased approximately 95% of its products from one distributor.

NOTE 12 – Commitments

The Company is committed under an operating lease for its premises. The lease, called for monthly payments of $6,300 plus 55% of operating expenses until May 31, 2015. Effective June 1, 2015, the lease was amended to provide for monthly payments of $7,500 plus 100% of operating expenses thereafter, until the lease expires August 31, 2016.

NOTE 13 – Subsequent Events

Management has evaluated subsequent events through the date which the financial statements were available to be issued. On April 1, 2016 the holder of a convertible note referred to in note 6 converted $60,000 of principal into 189,513,580 shares of common stock.

Table of Contents	24

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

Lake of segregation of duties

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

ITEM 9B. OTHER INFORMATION

None

Table of Contents	25

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals were serving as executive officers and directors in the following positions on December 31, 2015:

Name	Age	Position
Curtis Fairbrother	54	Chairman of the Board; CEO; Director
Douglas Heldoorn	47	President; COO; Director

Curtis Fairbrother, age 54, is the Co-Founder of Distributors together with Douglas Heldoorn. Mr. Fairbrother has served since March 4, 2014, as Chairman of the Board and Chief Executive Officer of Acology. From January 2013 to March 2014, he served as a manager of Distributors. From October 2011 until December 2012, he conducted preparatory work for the establishment of Distributors and its business together with Mr. Heldoorn. From September 2005 to September 2011, he was with New Century Automotive Group acting as Service and Parts Director for BMW and Mini Cooper Dealerships. Mr. Fairbrother has over 20 years’ experience in business start-ups and consolidation. He has managed multi-million dollar budgets in connection with the distribution and sales of in the automotive retail and wholesale parts industry and in that industry, he has overseen national parts distribution and management, research and development, brand recognition and new product development. Mr. Fairbrother graduated from La Mirada High School in La Mirada, California, in 1980.

Douglas Heldoorn, age 47, has over 20 years of management and executive experience. He has served since March 2014, as President and Chief Operating Officer of Acology. From January 2013 to March 4, 2014, he served as a manager of Distributors. From October 2011 until December 2012, he conducted preparatory work for the establishment of Distributors and its business together with Mr. Fairbrother. Prior thereto, from November 2006 to September 2011, he was employed by Caliber Promotions, a used car sales organization, as a motivational speaker. Mr. Heldoorn graduated from Perris High School in Perris, California, in 1986.

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

Family Relationships

None.

Table of Contents	26

Related Party Transactions – TSD

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

Capital Contributions and Loans

Messrs. Fairbrother and Heldoorn, our two officers and directors, made capital contributions to Distributors on several occasions during 2013, totaling $141,896. Of this amount, $19,825 was paid directly to Distributors and the remainder was paid by them to third parties for inventory and general and administrative expenses. As an incident of these contributions, each of them acquired his membership units in Distributors, for which he received shares of Common Stock as merger consideration in the Merger. See “The Merger.”

During 2015 and 2014, respectively Mr. Heldoorn loaned $25,147 and $68,347 to the Company, repayable on demand, without interest. These loans are undocumented.

Employment Arrangements

There are no employment agreements between us and our officers and directors. During the year ended December 31, 2014, we paid Mr. Fairbrother $110,450 and Mr. Heldoorn $118,200, respectively, and in the year ended December 31, 2015, we paid Mr. Fairbrother $111,534 and Mr. Heldoorn $107,500, respectively.

Merger

In connection with the Merger, each of Messrs. Fairbrother and Heldoorn received 1,923,000,000 shares of Common Stock as merger consideration for his 100,000 membership units in Distributors. This merger consideration was fixed in negotiations at arms’ length between Acology and Distributors prior to the time that either of them was an officer or director of Acology.

Exchange Transaction

Prior to the Merger, the Former Affiliate beneficially owned 35,000,000 shares of pre-reverse-split common stock and was owed $151,269 for advances that he had made to the Acology, which indebtedness was carried as related party debt on the books of Acology. In satisfaction of a condition precedent to the Merger, the Company and he entered into an Exchange Agreement, dated as of March 4, 2014, pursuant to which (i) these 35,000,000 shares were surrendered, (ii) such indebtedness was extinguished, (iii) Acology made a convertible promissory note, dated March 4, 2014, in his favor and (iv) Acology entered into a pledge agreement, dated March 4, 2014, securing the indebtedness of the Company to him under the convertible promissory note. The Former Affiliate represented and warranted to Acology that (i) the indebtedness of $151,269 was the only indebtedness of Acology owed to him, all other indebtedness of the Acology owing to any other person or entity had been discharged and (iii) no shares of any class or series of the capital stock of Acology, other than its common stock, had been issued. Also on March 4, 2014, Acology prepaid $40,000 of the principal amount of the convertible promissory note. The principal terms of the convertible promissory note and the pledge agreement are as follows:

Table of Contents	27

·	The Convertible Promissory Note. The convertible promissory note was due March 4, 2015, is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the membership units in Distributors. The note original provided that, if it were not paid at maturity, the unpaid principal amount of the convertible promissory note and the interest accrued thereon would be convertible as a whole or in part from time to time into an indeterminate number of shares of Common Stock at a conversion price per share equal to 50% of the average of the daily closing prices for a share of Common Stock for the three (3) consecutive trading days ending on the trading day immediately prior to the day on which the convertible promissory note is delivered for conversion. The note was in default when it was not paid on its maturity date of March 4, 2015, On August 20, 2015, the Former Affiliate assigned this note to an unrelated third party, and on September 14, 2015, the maturity of the note was extended to September 14, 2016, all events of default were waived, the holder waived any right to received interest at the default rate and it was agreed that the holder could immediately convert the principal and interest of the note into common stock, notwithstanding the extension of the maturity date and the cure of defaults. The convertible promissory note also contains certain restrictive covenants under which Acology may not consummate a merger, consolidation, business combination, tender offer, exchange of shares, recapitalization, reorganization, redemption or other similar event or to transfer any of its property or assets outside the ordinary course of business without the consent of its holder; may conduct business only through wholly owned subsidiaries; may not sell, transfer, mortgage, pledge or otherwise dispose of any shares or interests in any of its subsidiaries or permit any of them to transfer, mortgage, pledge or otherwise dispose of any shares or interests in a subsidiary held by it; is required to file reports timely under and remain subject to the reporting requirements of the Securities Exchange Act of 1934; and may not file a registration statement under the Securities Act until one year after the date on which the holder shall first have converted any portion of the convertible promissory note into shares of Common Stock.As the result of conversions, the outstanding principal amount of the convertible promissory note was $310,000 at December 31, 2015, and is $250,000 as of the date of this report.

The convertible promissory note constitutes a material risk to our business because:

1.	If it is not paid when due, the holder may foreclose on the membership units of Distributors, through which we conduct the predominant portion of our operations, in order to satisfy, as a whole or in part, the indebtedness outstanding under the convertible promissory note, with the result that Acology would be left with only with the operations conducted by Printing. (See “Pledge Agreement,” immediately below.)
2.	We may not engage in transactions under which we could acquire or combine with other businesses or reorganize without the holder’s consent, which he may withhold in his discretion. If the holder did not consent to a proposed acquisition, we could lose a desirable business opportunity.
3.	Our inability to file a registration statement restricts our ability to obtain financing in the public markets. As a result, until the convertible promissory note is paid, we may not be able to raise some or all of the funding required to execute our business plan, expand our business or take advantage of other opportunities. While the holder could waive this restriction, he is not obligated to do so.
•	The Pledge Agreement. The pledge agreement provides, among other things, that all of the membership units in Distributors are pledged to the holder of the convertible promissory note to secure the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the obligations of Acology under the convertible promissory note. In the event that Acology were to default under the convertible promissory note, the holder would be entitled to foreclose on and sell the shares of Distributors at a public or private sale and apply the proceeds of such sale to satisfy the convertible promissory note. Inasmuch as all of our operations are conducted through Distributors, the result of such sale would be that Acology would have no operations and the holders of Common Stock would lose all or substantially all of their investment.

Private Placement

On March 4, 2014, pursuant to a Stock Purchase Agreement, dated January 29, 2014, between Acology and Carrizo LLC, a limited liability company controlled by the Former Affiliate LLC purchased 200,000,000 shares of Common Stock, which were registered under the Securities Act of 1933 for public offering and sale, for the purchase price of $11,428.57. On March 24, 2014, Acology and Carrizo LLC also entered into a Registration Rights Agreement, dated that date, pursuant to which Acology filed the registration statement so registering these shares.

Table of Contents	28

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

Table of Contents	29

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

ITEM 11. EXECUTIVE COMPENSATION

(a) Compensation

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended December 31, 2015, 2014 and 2013 (collectively, the “Named Executive Officers”).

				SUMMARY COMPENSATION TABLE
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Curtis	2015	111,534	0	0	0	0	0	0	$111,534
Fairbrother,	2014	$110,450	0	0	0	0	0	0	$110,450
CEO [1]	2013	$78,3570	0	0	0	0	0	0	$78,3570
Douglas	2015	$107,500	0	0	0	0	0		$107,500
Heldoorn,	2014	$118,200	0	0	0	0	0	0	$118,200
COO [1]	2013	$58,8000	0	0	0	0	0	0	58,8000

[1]	Held office since March 4, 2014.
[2]	Held office until March 4, 2014.

Employment Contracts

We do not have an employment contract with any executive officer. We have made no long term compensation payouts.

Equity Awards, Grant Based Awards, Stock Options, Pension Benefits and Deferred Compensation

Acology has never granted equity or grant based awards, stock options or pension benefits and has not entered into any deferred compensation plan or arrangement.

Table of Contents	30

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Persons Other than Management

Acology knows of no person, other than its directors and executive officers, who owns beneficially five percent (5%) or more of its outstanding Common Stock.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2015, for the following: (1) each of our directors and executive officers and (1) our directors and executive officers as a group.

Name and Amount of Beneficial Ownership of
Name and Address of Beneficial Owner1	Common Stock	Percent of Class
Curtis Fairbrother	1,879,000,000	37.8%
Douglas Heldoorn	1,923,000,000	38.6%
All directors and executive officers as a group (2 persons)	3,846,000,000	76.4%

1	The address for each beneficial owner is in care of Acology at 1620 Commerce St., Corona, CA 92880.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers or their respective immediate family members or affiliates is indebted to us. As of the date of this report, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $25,000 for 2015 and 19,500 for 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Table of Contents	31

Audit Related Fees

There were $0 in audit related fees for 2015 and $0 in audit related fees for 2014. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

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

Table of Contents	32

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2013 are filed as part of this report.
(1)	Consolidated Financial Statements of the Company.
(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of December 24, 2013, by and among the Registrant, PNCR, Acquisition, LLC and D&C Distributors, LLC. Filed Exhibit 2.1 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
2.2	Amendment of Agreement and Plan of Merger, dated as of March 4, 2014, by and among the Registrant, PNCR, Acquisition, LLC and D&C Distributors, LLC. Filed as Exhibit 2.2 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
3.1	Articles of incorporation of the Registrant, filed September 5, 1997. Filed as Exhibit 3.1 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference
3.2	Amendment to Articles of Incorporation of the Registrant, filed February 15, 1999. Filed as Exhibit 3.2 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
3.3	Amendment to Articles of Incorporation of the Registrant, filed January 26, 2000. Filed as Exhibit 3.3 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
3.4	Amendment to Articles of Incorporation of the Registrant, filed July 5, 2012. Filed as Exhibit 3.4 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
3.5	Amendment to Articles of Incorporation of the Registrant, filed January 9, 2014. Filed as Exhibit 3.5 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
3.6	By-laws of the Registrant. Filed as Exhibit 3.6 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
10.1	Form of Stock Purchase Agreement. Filed as Exhibit 10.1 to Registration Statement on Form S-1 (File No 333- 195866) and incorporated herein by reference.
10.2	Form of Registration Rights Agreement. Filed as Exhibit 10.2 to Registration Statement on Form S-1 (File No 333- 195866) and incorporated herein by reference.
10.3	Exchange Agreement, dated as of March 4, 2013, by and between Registrant and Richard S. Astrom. Filed as Exhibit 10.3 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
10.4	Convertible Promissory Note, dated March 4, 2014, made by the Registrant in favor of Richard S. Astrom. Filed as Exhibit 10.4 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
10.5	Pledge Agreement, dated March 4, 2014, by and between the Registrant and Richard S. Astrom. Filed as Exhibit to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.

Table of Contents	33

10.6	Distributorship Agreement, dated August 11, 2013, by and between Polymation LLC and D&C Distributors, LLC. Filed as Exhibit 10.6 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
10.7	Summary of Oral Product License and Distribution Agreement by and between D&C Distributors, LLC and TSD Worldwide, Inc. Filed as Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333- 195866) and incorporated herein by reference.
10.8	Product License and Distribution Agreement, dated April 28, 2014, by and between D&C Distributors, LLC and IGreen Planet Store Ltd. Filed as Exhibit 10.8 to Registration Statement on Form S-1 (File No 333-195866) and incorporated herein by reference.
10.9	Addendum, dated November 18, 2013 to Oral Agreement between D&C Distributors, LLC and TSD Worldwide, Inc. (summarized in Exhibit 10.7). Filed as Exhibit 10.9 to Amendment No. 2 to Registration Statement on Form S- 1 (File No. 333-195866) and incorporated herein by reference.
10.10	Lease, dated July 29, 2014, by and between Arthur E. Gordon and Doug Heldoorn, an individual DBA D&C Distributors. Filed as Exhibit 10.10 to the Annual Report of Registrant on Form 10-K and incorporated herein by reference.
10.11	Lease Amendment, dated June 12, 2015, by and between Frontrunner Communications/Arthur Gordon and Acology, Inc./D&C Distributors LLC. Filed herewith.
10.12	Convertible Note Modification Agreement, dated as of September 14, 2015, by and between Registrant and Toby Smith. Filed as Exhibit 10.1 to the Quarterly Report of Registrant on Form 10-Q for the quarter ended September 30, 2015, and incorporated herein by reference.
21.1	Subsidiaries of the Registrant. Filed herewith.
31.1	Certification of the Chief Executive Officer of Acology, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Financial and Accounting Officer of Acology, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Table of Contents	34

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Curtis Fairbrother
Name: Curtis Fairbrother
Title: Chief Executive Officer
Date: April 14, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Curtis Fairbrother	Chairman of the Board; CEO; principal executive	April 14, 2016
Curtis Fairbrother	officer; principal accounting officer; director
/s/ Douglas Heldoorn	President; COO; Director	April 14, 2016
Douglas Heldoorn
Table of Contents	35