Form 10-Q
period 2016-03-31
Acology Inc.
filed 2016-05-16
CIK 1096950

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

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

As of May 11, 2016, there were 5,164,134,794 shares of the Registrant's Common Stock outstanding.

ACOLOGY, INC.
For The Quarterly Period Ended March 31, 2016

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

Table of Contents	1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:

Cash	$53,360	$37,533
Accounts Receivable	27,823	30,734
Inventories	83,267	79,941
Note Receivable	159,586	155,835
Advance to supplier	—	10,683
TOTAL CURRENT ASSETS	324,036	314,726

Property and equipment, net of accumulated depeciation of $38,073 and $31,773, respectively	58,681	54,982
Security deposits	7,489	7,489

TOTAL ASSETS	$390,206	$377,197

LIABILITIES AND STOCKHOLDERS' DEFIT

CURRENT LIABILITIES:
Accounts payable	$78,950	$45,760
Convertible notes payable, net of debt discount of $121,687 and $226,186, respectively	378,313	326,314
Notes payable	585,000	607,000
Loan payable - stockholder	93,494	93,494
Accrued expenses	129,617	102,908
Derivative Liability	424,123	623,994
TOTAL CURRENT LIABILITIES	1,689,497	1,799,470

STOCKHOLDERS' DEFICIT
Common Stock, $.00001 par value, 6,000,000,000 shares authorized
5,164,134,794 and 4,974,621,214 shares issued and outstanding
at March 31, 2016 and December 31, 2015 , respectively	51,641	49,745
Additional Paid in Capital	252,572	102,857
Accumulated Deficit	(1,603,504)	(1,574,875)
TOTAL STOCKHOLDERS' DEFICIT	(1,299,291)	(1,422,273)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$390,206	$377,197

The accompanying notes are an integral part of these financial statements

Table of Contents	2

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2016	2015
Sales	$535,302	$299,675

Cost of Sales	86,570	97,358

Gross Profit	448,732	202,317

Operating expenses:
General and administrative	390,539	231,007
Advertising and marketing	80,833	20,419
Total operating expenses	471,372	251,426

Loss from operations	(22,640)	(49,109)

Other expenses(income):
Interest expense, net of interest income of $3,751 and $0	83,509	14,014
Gain on extinguishment of debt	(16,542)	—
Gain on change in fair value of derivative	(60,978)	—
Total other expenses	5,989	14,014

Loss before income taxes	(28,629)	(63,123)

Income tax provision	—	—

Net Loss	$(28,629)	$(63,123)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	5,018,841,049	4,546,014,334

The accompanying notes are an integral part of these financial statements

Table of Contents	3

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(28,629)	$(63,123)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation expense	6,300	4,303
Gain on extinguishment of debt	(16,542)	—
Gain on change in fair value of derivative	(60,978)	—
Non cash interest expense	70,008	—
Changes in operating assets and liabilities
Accounts receivable	2,911	(19,985)
Inventories	(3,326)	(2,772)
Accounts payable	33,191	(18,542)
Advance to supplier	10,683	(17,141)
Accrued expenses	26,709	16,391
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	40,327	(100,869)

INVESTING ACTIVITIES:
Loan to non related party	—	—
Acqusition of property and equipment	(10,000)	(1,062)
Payment of security deposits	—	—
NET CASH USED IN INVESTING ACTIVITIES	(10,000)	(1,062)

FINANCING ACTIVITIES:
Proceeds from notes payable	7,500
Proceeds of loan from stockholder	—	3,500
Repayment of notes payable	(22,000)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,500)	3,500

INCREASE (DECREASE) IN CASH	15,827	(98,431)

CASH - BEGINNING OF PERIOD	37,533	261,233

CASH - END OF PERIOD	$53,360	$162,802

Supplemental disclosures of cash flow information:
Non-cash financing activities
Conversion of convertible debt with derivative into common stock	$168,153	$—
Common stock issued in connection with conversion	$151,611	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	4

Acology, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

NOTE 1 – Business

Acology, Inc. (the “Company”), through its wholly owned subsidiary, D&C Distributors, LLC (“D&C”) is in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs, and through its wholly owned subsidiary, D&C Printing LLC (“Printing”), is in the business of private labeling and branding for purchasers of containers and other products.

D&C and Printing were formed under the laws of the State of California on January 29, 2013, and April 14, 2015, respectively.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principals of Consolidation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2016, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2015, filed with the SEC on April 14, 2016.

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

Table of Contents	5

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

The change in the Level 3 financial instrument is as follows:

Balance, January 1, 2016	$623,994
· Converted during the Period	138,893
· Change in fair value recognized in operations	60,978
Balance, March 31, 2016	$424,123

Table of Contents	6

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the quarter ended March 31, 2016, the Company recognized a gain on extinguishment of $16,542 from the conversion of convertible debt with a bifurcated conversion option.

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

Table of Contents	7

Recent accounting pronouncements

The Company does not believe there are any recently issued, but not yet effective accounting standards that would have a significant impact on the Company’s financial position or results of operations.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2016, the Company had a stockholders’ deficit of $1,299,291 and a working capital deficit of $1,365,461. In addition, the Company has generated operating losses since inception and has notes payable that are in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that we will be able to increase sales or to obtain extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

NOTE 4 –Note Receivable

On August 11, 2015 the Company loaned $150,000 to an unrelated person who is one of the convertible noteholders referred to in Note 5. The note accrues interest at the highest lawful rate, but not more the 20% per annum, the Company is accruing interest at 10% per annum based on California usury rates. Upon an event of default, as defined in the note, interest will be compounded monthly. The note matures August 11, 2016 or successfully to execute any of the other activities described in previous sentence.

NOTE 5 –Convertible Notes Payable

The following is a description of convertible notes payable at March 31, 2016:

•	A convertible promissory note dated September 14, 2015, in the original amount of $360,000. The note bears interest at 0.28% per annum and is due September 14, 2016. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the membership units in D&C. If an event of default occurs, the unpaid principal amount and interest accrued thereon will be convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for three consecutive trading days ending on the trading day immediately prior to the conversion date. During the year ended December 31, 2015, the holder converted $50,000 of principal and during the three months ended March 31, 2016 converted an additional $60,000 of principal. The outstanding principal balance at March 31, 2016 was $250,000.
•	A convertible promissory note, dated December 15, 2015, made in favor of the unrelated party referred to above in the principal amount of $8,000. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matures on December 27, 2016, and bears interest at the highest lawful rate, but not more than 20% per annum.
•	A convertible promissory note, dated February 11, 2016, made in favor of the unrelated party referred to above in the principal amount of $7,500. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matures on February 11, 2017, and bears interest at the highest lawful rate, but not more than 20% per annum.

Table of Contents	8

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The above notes are presented net of a discount of $121,687 at March 31, 2016, on the accompanying balance sheet.

•	A series of promissory note conversion agreements that the Company entered into during 2014 with ten unaffiliated individuals in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The loans are non-interest bearing and have no stated maturity date.
•	A promissory note conversion agreement that the Company entered into with an unaffiliated individual in the amount of $10,000. This note is convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The note bears interest at 15% per annum and matured April 3, 2015. The Company is negotiating an extension of the maturity date.

NOTE 6 – Notes Payable

During 2014, the Company entered into a series of promissory notes with four unaffiliated individuals in the aggregate amount of $457,000, with a principal balance of $435,000 at March 31, 2016. These notes bear interest at rates ranging from 10% to 15% (with a weighted-average rate of 11.7%). These notes are past due and the Company is negotiating an extension of their respective maturity dates.

On August 15, 2015, the Company issued a promissory note in the amount of $150,000 to an unrelated third party. The note bears interest at .48% per annum provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime rate, if not repaid on or before the maturity date. This note matures on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily.

NOTE 7 – Loan Payable - Shareholder

During the years ended December 31, 2015, and 2014, the Company received advances from one of its stockholders to help finance its operations in the amounts of $25,147 and $68,347, respectively. The loan is non-interest bearing and has not set maturity date. The Company expects to repay the loan when cash flows become available. The balance due at March 31, 2016, aggregated $93,494.

NOTE 8 – Stockholders’ Deficiency

On March 10, 2016, the Company issued 189,513,58 shares of common stock in connection with the conversion of $60,000 of the principal amount of the Convertible Promissory Note described in Note 5.

NOTE 9 – Concentrations

For the three months ended March 31, 2016, none of our customers accounted for more than 10% of sales. For the three months ended March 31, 2015, the Company’s largest customer accounted for approximately 12% of sales.

For the three month periods ended March 31, 2016 and 2015, the Company purchased approximately 95% and 99% of its products from one distributor.

NOTE 10 – Commitments

The Company is committed under an operating lease for its premises. The lease calls for monthly payments of $7,500 plus 100% of operating expenses, until the lease expires August 31, 2016.

Table of Contents	9

NOTE 11 – Subsequent Events

Management has evaluated subsequent events through the date which the financial statements were available to be issued.

On April 1, 2016, the Company issued 428,571,429 shares of common stock upon conversion of $50,000 of the principal amount of the convertible promissory note described in note 8.

Table of Contents	10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Introduction

Acology is the parent of D&C Distributors LLC (“Distributors”) and D&C Printing (“Printing”). Acology has no material assets other than all of the outstanding membership units of Distributors and of Printing and has no plans to conduct any business activities other than obtaining or guaranteeing financing for the businesses conducted by its subsidiaries or assisting them in obtaining such financing.

Through Distributors, we are in the business of designing, manufacturing, and selling containers that can store, grind and shred pharmaceuticals, herbs, teas and other solids or liquids. Our principal product is the Medtainer®, which is described below under “Products.” Through Printing, we are in the business or custom labeling our products and products manufactured by others.

We market directly to businesses through our phone room, to the retail public through internet sales and, and to wholesalers and other businesses who resell our products to other businesses and end users.

As indicated above, our products can store and grind many substances. Our products are manufactured using medical grade resin because we intended to market them for use in grinding pills for administration to children and other persons who have difficulty swallowing and to pets. Our 20-dram Medtainer® has received child safety certification.

In light of the facts that the possession and use of marijuana have been legalized, subject to varying restrictions, in at least 23 states and that several other states are considering such legalization, we believe that our products may be of interest to a large number of users of marijuana in and we advertise our products on our website and elsewhere as suitable for that purpose. However, since we do not seek information from our customers who are end users as to how they intend to utilize our products and have no similar knowledge respecting end users of products sold through our distributor, we are unable to determine the extent of its use in connection with the storage and grinding of marijuana or any other purpose. We believe that marketing our products to users of marijuana subject us to the risk of prosecution under federal law if law enforcement authorities were to determine that our products are “drug paraphernalia” and by state or local authorities because our websites are visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and as a result we may be found to be violating the laws of those jurisdictions.

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

Table of Contents	11

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016
COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Three Months Ended March 31, 2016, Compared with Three Months Ended March 31, 2015

Sales: Our sales for the three months ended March 31, 2016, were $535,302, from which we earned a gross profit of $448,732. Our sales for the three months ended March 31, 2015, were $299,635, from which we earned a gross profit of $202,317. The principal reason for the increase in sales and gross profit from the earlier to the later period was increased sales volume combined with cost of sales that was reduced from $97,358 in the earlier period to $86,570 in the later period sales volume increased.

Operating Expenses: For the three months ended March 31, 2016, total operating expenses of $471,372 were incurred, including $390,539 for general and administrative expenses, of which $ 65,582 was for compensation of our officers, and $80,833 for advertising and marketing. For the three months ended March 31, 2015, total operating expenses of $251,426 were incurred, including $231,007 for general and administrative expenses, of which $47,000 was for compensation of our officers, and $20,419 was for advertising and marketing. The principal reasons for the increase in general and administrative expense were an increase in personnel costs, which were $101,841 in the earlier period, compared with $141,001 in the later period. Both general and administrative expenses and advertising costs increased principally because of our decision to market our products aggressively.

Loss from Operations. Loss from operations decreased from $49,109 for the three months ended March 31, 2015, to $22,640 for the three months ended March 31, 2016, because sales increased substantially, while cost of sales and general and administrative expenses, although higher for the later period, were each a lower percentage of sales in the later period than in the earlier period and Cost of Sales decreased slightly.

Table of Contents	12

Other Expenses. During the three months ended March 31, 2016, and 2015, we incurred interest expense of $83,509 and $14,014, respectively. We also recognized a gain on the extinguishment of debt of $16,542 during the three months ended March 31, 2016, as the result of the conversion of convertible debt with a bifurcated conversion feature versus $0 during the quarter ended March 31, 2015. In addition, we recognized $60,978 of gain on change in fair value of derivative during the three months ended March 31, 2016, as the result of a change in the the fair value of the embedded conversion feature of a note over its principal amount, which excess is charged as interest upon inception, versus $0 during the three months ended March 31, 2015.

Net Loss: Our net loss for the three months ended March 31, 2016, decreased to $28,629 from $63,123 for the three months ended March 31, 2015. The principal reasons for this difference were the decrease in operating loss and the higher levels of interest expense, general and administrative expenses and advertising and marketing expenses during the latter period, which were offset by the gain on the extinguishment of debt, the gain on change in fair market value of derivative and increased sales.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2015, we had $37,533 in cash and accounts receivable of $30,734, and as of March 31, 2016, we had $53,360 in cash and accounts receivable of $27,823. We financed our operations from the inception of our business on January 19, 2013, through December 31, 2013, through capital contributions of $141,986 made by our officers in 2013, a $40,000 private placement and loans of $759,847 during the year ended December 31, 2014, and loans of $175,147 during the year ended December 31, 2015. During the three months ended March 31, 2016, we borrowed $7,500 and repaid $22,000.

We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013. During the year ended December 31, 2014, we sold approximately 180,000 units. During the year ended December 31, 2015, we sold an approximately 314,000 units. We sold approximately 104,000 units during the three months ended March 31, 2016.

We have a current inventory of approximately 105,000 containers, which we believe will be sold for approximately $475,000.

On April 14, 2015, Printing commenced operations.

The Company believes that it will require approximately $1,500,000 in additional funding for the next 12 months, including $1,099,500 to repay loans that will become due during this period, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case the amount of such funding will be reduced, but cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2016 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms.

Table of Contents	13

The Company’s sales have grown every year since it commenced business. In 2013, its sales were $254,992; in 2014, they were $460,756; and in 2015, were $1,441,441. During the three months ended March 31, 2016, sales were $535,302. Its operating expenses have also increased in each year, and it has yet to become profitable. The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that it is available and prudent. For this reason, it has increased its sales staff from two 2 in 2013 to 12 today and its advertising and marketing expenses from $51,476 in 2013 to $208,262 in 2015; it spent $80,833 for advertising and marketing expenses during the three months ended March 31, 2016. Management further believes that increased sales will ultimately exceed operating expenses. However, as indicated in note 3 of the Notes to Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern. Management intends to address these doubts by successfully executing its operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. Management recognizes that the Company can take measures to increase sales only as permitted by these considerations. During the three months ended March 31, 2016, the Company narrowed its loss from operations to $22,640 from $49,109 for the three months ended March 31, 2015, and reduced its net loss to $28,629 for the three months ended March 31, 2016, from $63,123 for the three months ended March 31, 2015. No assurance can be given that the Company will be able to continue to reduce its losses.

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

Plan of Operations

In August 2014, we announced our significant objectives. The following sets forth our progress in meeting those objectives:

•	We planned to secure funding of $1,500,000 to support our operations. Of that amount, we have obtained approximately $850,000. However, as indicated above, we again need funding of $1,500,000. We can give no assurance that any or all of the remaining portion of such funding will be available on acceptable terms, or available at all.
•	We planned to hire additional personnel and now have 18 employees. We plan to hire additional sales, administrative personnel and technical personnel as needed.
•	Increasing sales volume to 50,000 containers per month. During 2014, we sold an average of 10,250 units per month and in 2015, we sold an average of 26,000 units per month. During the first quarter of 2016, we sold an average of 37,300 units per month. Our ability to reach this goal, as indicated above, is limited by the manufacturing capacity of Polymation.
•	We announced that we intended to lease a building for our operations, including administrative and warehouse space and acquire office furniture, equipment and materials (forms, corporate stationary and business cards). We attained this objective and have leased additional space.
•	We announced that we would seek additional international distributors meeting certain criteria. In light of our decision to concentrate on direct sales to customers, we have determined not to pursue this objective.
•	We have attended trade shows, expos and conferences and believe that this activity in part accounts for our increased sales.
•	We have initiated a marketing and advertising campaign, which includes maintaining and periodically updating our websites, brochures and other advertising materials and attending industry events.
•	We announced that we would attempt to pay the convertible promissory note in the principal amount of $400,000. We have reduced the principal amount of this note to $250,000 though conversions.
•	We announced that we desired to pay salaries of $10,000 per month to each of Messrs. Fairbrother and Heldoorn on a regular basis after the other goals are completed. We are now doing so.

Table of Contents	14

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

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of March 15, 2016, management has not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	15

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification pursuant to Sarbanes-Oxley Section 302
32.1	Certification pursuant to Sarbanes-Oxley Section 906

Table of Contents	16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Curtis Fairbrother
Date: May 16, 2016		Curtis Fairbrother
Principal Executive Officer; Principal Accounting Officer
Table of Contents	17