Form 10-Q
period 2016-06-30
Acology Inc.
filed 2016-08-17
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from______________________________________ to

Commission file number: 000-29381

ACOLOGY, INC.

(Exact name of registrant as specified in its charter)

Florida 65-0207200

(State or other jurisdiction of incorporation or (IRS Employer Identification No.)

organization)

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

As of August 11, 2016, there were 5,164,134,794 shares of the Registrant's Common Stock outstanding.

ACOLOGY, INC.

For The Quarterly Period Ended June 30, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:

Cash	$1,527	$37,533
Accounts Receivable	$29,833	$30,734
Inventories	101,702	79,941
Note Receivable	163,336	155,835
Advance to supplier	—	10,683
Total Current Assets	296,398	314,726

Property and equipment, net of accumulated depreciation of $45,573 and $31,773, respectively	60,041	54,982
Security Deposits	7,489	7,489

TOTAL ASSETS	$363,928	$377,197

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$52,092	$45,760
Convertible notes payable, net of debt discount of $44,212 and $226,186, respectively	$455,788	$326,314
Notes Payable	577,500	607,000
Loan Payable - stockholder	93,494	93,494
Accrued expenses	185,407	102,908
Derivative Liability	389,552	623,994
Total Current Liabilities	1,753,833	1,799,470

STOCKHOLDERS' DEFICIENCY
Common Stock, .001 par value, 6,000,000,000 shares authorized,
5,164,134,794 and 4,974,621,214 shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	51,641	49,745
Additional Paid in Capital	252,572	102,857
Accumulated Deficit	(1,694,118)	(1,574,875)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,389,905)	(1,422,273)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$363,928	$377,197

The accompanying notes are an integral part of these financial statements.

Table of Contents	1

ACOLOGY, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2016	2015	2016	2015

Sales	$962,328	$712,672	$427,026	$412,997

Cost of Sales	266,165	232,614	179,595	135,256

Gross Profit	696,163	480,058	247,431	277,741

COSTS AND EXPENSES:
General and administrative	567,678	551,231	177,139	320,224
Advertising and marketing	196,585	47,975	115,752	27,556

Total Operating Expenses	764,263	599,206	292,891	347,780

Income (Loss) from operations	(68,100)	(119,148)	(45,460)	(70,039)

Other Expenses (Income):
Interest expense, net of interest income of $7,501	163,234	28,028	79,725	14,014
Gain on extinguishment of debt	(16,542)		—
Gain on change in fair value of derivative	(95,549)		(34,571)
Total Other Expenses (Income)	51,143	28,028	45,154	14,014

Income (Loss) before income taxes	(119,243)	(147,176)	(90,614)	(84,053)

Income tax provision	—	—	—	—

NET LOSS	$(119,243)	$(147,176)	$(90,614)	$(84,053)

Loss per common share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding, basic & diluted	5,091,889,286	4,546,014,334	5,164,134,794	4,546,014,334

The accompanying notes are an integral part of these financial statements.

Table of Contents	2

ACOLOGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Month Ended
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(119,243)	$(147,176)
Adjustments to reconcile net loss to net
Depreciation expense	12,800	8,606
Gain on extinguishment of debt	(16,542)
Gain on changee in fair alue of derivative	(95,549)
Non cash interest expense	136,233

Changes in operating assets and liabilities
Accounts receivable	901	(20,570)
Inventories	(21,761)	(80,000)
Accounts Payable	6,332	(14,716)
Advances to supplier	10,683	28,421
Accrued expenses	82,500	25,921
NET CASH USED IN OPERATING ACTIVITIES	(3,646)	(199,514)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(17,860)	(3,335)
NET CASH USED IN INVESTING ACTIVITIES	(17,860)	(3,335)

FINANCING ACTIVITIES:
Proceeds from notes payable	15,000	—
Repayment of notes payable	(29,500)	—
NET CASH USED IN FINANCING ACTIVITIES	(14,500)	—

INCREASE (DECREASE) IN CASH	(36,006)	(202,849)

CASH - BEGINNING OF PERIOD	37,533	261,233

CASH - END OF PERIOD	$1,527	$58,384

Supplemental disclosures of cash flow information:
Non-cash financing activities
Conversion of convertible debt with derivative into common stock	$168,153	$—
Common stock issued in connection with conversion	$151,611	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

Acology, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 – Business

Acology, Inc. (the “Company”), through its wholly owned subsidiary, D&C Distributors LLC (“D&C”), is in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store Pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs, and through its wholly owned subsidiary, D&C Printing LLC (“Printing”), is in the business of private labeling and branding for purchasers of containers and other products.

D&C and Printing were formed under the laws of the State of California on January 29, 2013, and April 14, 2015, respectively.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principals of Consolidation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2016, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2015, filed with the SEC on April 14, 2016.

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

Table of Contents	5

The change in the Level 3 financial instrument is as follows:

Balance, January 1, 2016	$623,994
Less:
· Converted during the Period	138,893
· Change in fair value recognized in operations	95,549
Balance, June 30, 2016	$389,552

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the six months ended June 30, 2016, the Company recognized a gain on extinguishment of $16,542 from the conversion of convertible debt with a bifurcated conversion feature.

Advertising

Advertising and marketing expenses are charged to operations as incurred.

Table of Contents	6

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2016, the Company had a stockholders’ deficit of $1,389,905 and a working capital deficit of $1,457,435. In addition, the Company has generated operating losses since inception and has notes payable that are in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that we will be able to increase sales or to obtain extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

NOTE 4 – Note Receivable

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

Table of Contents	7

NOTE 5 – Convertible Notes Payable

The following is a description of convertible notes payable at June 30, 2016:

•	A convertible promissory note dated September 14, 2015, in the original amount of $360,000. The note bears interest at 0.28% per annum and is due September 14, 2016. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the membership units in D&C. If an event of default occurs, the unpaid principal amount and interest accrued thereon will be convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for three consecutive trading days ending on the trading day immediately prior to the conversion date. During the year ended December 31, 2015, the holder converted $50,000 of principal and during the three months ended March 31, 2016 converted an additional $60,000 of principal. The outstanding principal balance at June 30, 2016, was $250,000.

•	A convertible promissory note, dated December 15, 2015, made in favor of the unrelated party referred to above in the principal amount of $8,000. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matures on December 27, 2016, and bears interest at the highest lawful rate, but not more than 20% per annum.

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

•	A convertible promissory note, dated April 25, 2016, made in favor of the unrelated party referred to above in the principal amount of $7,500. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matures on April 25, 2017, and bears interest at the highest lawful rate, but not more than 20% per annum.

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The above notes are presented net of a discount of $44,212 at June 30, 2016, on the accompanying balance sheet.

Table of Contents	8

•	A series of promissory note conversion agreements that the Company entered into during 2014 with ten unaffiliated individuals with a current balance in the aggregate amount of $217,000. These notes are convertible into shares of the Company’s common stock at a conversion price of $.05 per share. The loans are non-interest bearing and have no stated maturity date.

•	A promissory note conversion agreement that the Company entered into with an unaffiliated individual in the amount of $10,000. This note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The note bears interest at 15% per annum and matured April 3, 2015. The Company is negotiating an extension of the maturity date.

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

NOTE 7 – Loan Payable - Shareholder

During the years ended December 31, 2015, and 2014, the Company received advances from one of its stockholders to help finance its operations in the amounts of $25,147 and $68,347, respectively. The loan is non-interest bearing and has not set maturity date. The Company expects to repay the loan when cash flows become available. The balance due at June 30, 2016 aggregated $93,494.

NOTE 8 – Stockholders’ Deficiency

On March 10, 2016, the Company issued 189,513,58 shares of common stock in connection with the conversion of $60,000 of the principal amount of the $360,000 Convertible Promissory Note described in Note 5.

Table of Contents	9

NOTE 9 – Concentrations

For the six months ended June 30, 2016, one of our customer accounted for 10% of sales. For the three months ended June 30, 2016, the Company’s largest customer accounted for approximately 11% of sales. No customer accounted for more than 10% of sales for the three and six months ended June 30,2015.

For the three and six month periods ended June 30, 2016 and 2015, the Company purchased approximately 95% and 99% of its products from one distributor.

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

Table of Contents	11

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2016

Sales: Our sales for the three months ended June 30, 2016, were $427,026, from which we earned a gross profit of $247,431. Our sales for the three months ended June 30, 2015, were $412,997, from which we earned a gross profit of $277,741. The principal reason for the increase in sales from the earlier to the later period was increased sales volume. However, our gross profit was lower in the later period, because our cost of sales increased from $135,256 in the earlier period to $179,595 in the later period.

Operating Expenses: For the three months ended June 30, 2016, total operating expenses of $292,891 were incurred, including $177,139 for general and administrative expenses, of which $68,717 was for compensation of our officers, and $115,752 for advertising and marketing. For the three months ended June 30, 2015, total operating expenses of $347,780 were incurred, including $320,224 for general and administrative expenses, of which $46,049 was for compensation of our officers, and $27,556 was for advertising and marketing. The principal reasons for the decrease in general and administrative expense were a decrease in personnel costs, which were $274,175 in the earlier period, compared with $90,791 in the later period. Advertising and marketing costs increased principally because of our decision to market our products aggressively.

Loss from Operations. Loss from operations decreased from $70,039 for the three months ended June 30, 2015, to $45,460 for the three months ended June 30, 2016, because sales increased substantially, while cost of sales and general and administrative expenses were overall lower a percentage of sales in the later period than in the earlier period.

Other Expenses. During the three months ended June 30, 2016, and 2015, we incurred interest expense of $79,725 and $14,014, respectively. We incurred a gain on change in fair value of our derivative resulting from the conversion feature on our convertible debt of $34,571 for the three months ended June 30, 2016. We recorded no such gain or loss for the three months ended June 30, 2015.

Net Loss: Our net loss for the three months ended June 30, 2016, increased to $90,614 from $84,053 for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2016

Sales: Our sales for the six months ended June 30, 2016, were $962,328, from which we earned a gross profit of $696,163. Our sales for the six months ended June 30, 2015, were $712,672, from which we earned a gross profit of $480,058. The principal reason for the increase in sales from the earlier to the later period was increased sales volume. Our cost of sales increased from $232,614 in the earlier period to $266,165 in the later period.

Operating Expenses: For the six months ended June 30, 2016, total operating expenses of $764,263 were incurred, including $567,678 for general and administrative expenses, of which $134,299 was for compensation of our officers, and $196,585 for advertising and marketing. For the six months ended June 30, 2015, total operating expenses of $599,206 were incurred, including $551,231 for general and administrative expenses, of which $129,049 was for compensation of our officers, and $47,925 was for advertising and marketing. The principal reason for the increase in general and administrative expense was an increase in personnel costs, which were $222,862 in the earlier period, compared with $265,820 in the later period. Advertising and marketing costs increased principally because of our decision to market our products aggressively.

Table of Contents	12

Loss from Operations. Loss from operations decreased from $119,148 for the six months ended June 30, 2015, to $68,100 for the six months ended June 30, 2016, because sales increased substantially, while cost of sales and general and administrative expenses were overall lower a percentage of sales in the later period than in the earlier period.

Other Expenses. During the six months ended June 30, 2016, and 2015, we incurred interest expense of $163,234 and $28,028, respectively. We recorded a gain on extinguishment of debt of $16,542 and a gain on change in fair value of derivative resulting from the conversion feature on our convertible debt of $95,549 for the six months ended June 30, 2016. We recorded no such gain or loss for the six months ended June 30, 2015.

Net Loss: Our net loss for the six months ended June 30, 2016, increased to $90,614 from $84,053 for the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2015, we had $37,533 in cash and accounts receivable of $30,734, and as of June 30, 2016, we had $1,526 in cash and accounts receivable of $43,568. We financed our operations from the inception of our business on January 19, 2013, through December 31, 2013, through capital contributions of $141,986 made by our officers in 2013, a $40,000 private placement and loans of $759,847 during the year ended December 31, 2014, and loans of $175,147 during the year ended December 31, 2015. During the six months ended June 30, 2016, we borrowed $15,000 and repaid $29,500 of notes payable.

We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013. During the year ended December 31, 2014, we sold approximately 180,000 units. During the year ended December 31, 2015, we sold an approximately 314,000 units. We sold approximately 95,000 units during the three months ended June 30, 2016.

We have a current inventory of approximately 122,000 containers, which we believe will be sold for approximately $549,000.

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

The Company’s sales have grown every year since it commenced business. In 2013, its sales were $254,992; in 2014, they were $460,756; and in 2015, were $1,441,441. For the three months ended June 30, 2016, sales were $427,025 and for the six months then ended were $962,328. Operating expenses have also increased in each year, and it has yet to become profitable. The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that it is available and prudent. For this reason, it has increased its sales staff from two 2 in 2013 to 12 today and its advertising and marketing expenses from $51,476 in 2013 to $208,262 in 2015; it spent $115,752 for advertising and marketing expenses during the three months ended June 30, 2016 and $196,585 for the six month then ended. Management further believes that increased sales will ultimately exceed operating expenses. However, as indicated in note 3 of the Notes to Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern. Management intends to address these doubts by successfully executing its operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. Management recognizes that the Company can take measures to increase sales only as permitted by these considerations. During the three months ended June 30, 2016, the Company narrowed its loss from operations to $45,460 from $70,039 for the three months ended June 30, 2015, and for the six months ended June 30, 2016, to $68,100 from $119,148 for the six months ended June 30, 2015. The Company increased its net loss to $90,614 for the three months ended June 30, 2016, from $84,053 for the three months ended June 30, 2015, as compared with a reduction of net loss to $119,243 in the six month period ended June 30, 2016, from $147,176 in the six month period ended June 30, 2015. No assurance can be given that the Company will be able to reduce its losses.

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

Plan of Operations

In August 2014, we announced our significant objectives. The following sets forth our progress in meeting those objectives:

•	We planned to secure funding of $1,500,000 to support our operations. Of that amount, we have obtained approximately $850,000. However, as indicated above, we again need funding of $1,500,000. We can give no assurance that any or all of the remaining portion of such funding will be available on acceptable terms, or available at all.

•	We planned to hire additional personnel and now have 18 employees. We plan to hire additional sales, administrative personnel and technical personnel as needed.

Table of Contents	14

•	Increasing sales volume to 50,000 containers per month. During 2014, we sold an average of 10,250 units per month and in 2015, we sold an average of 26,000 units per month. During the second quarter of 2016, we sold an average of 31,300 units per month. Our ability to reach this goal is limited by the manufacturing capacity of Polymation.

•	We announced that we intended to lease a building for our operations, including administrative and warehouse space and acquire office furniture, equipment and materials (forms, corporate stationary and business cards). We attained this objective and have leased additional space.

•	We announced that we would seek additional international distributors meeting certain criteria. In light of our decision to concentrate on direct sales to customers, we have determined not to pursue this objective.

•	We have attended trade shows, expos and conferences and believe that this activity in part accounts for our increased sales.

•	We have initiated a marketing and advertising campaign, which includes maintaining and periodically updating our websites, brochures and other advertising materials and attending industry events.

•	We announced that we would attempt to pay the convertible promissory note in the principal amount of $400,000. We have reduced the principal amount of this note to $250,000 though conversions.

•	We announced that we desired to pay salaries of $10,000 per month to each of Messrs. Fairbrother and Heldoorn on a regular basis after the other goals are completed. We are now doing so.

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

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of June 30, 2016, management had not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT DESCRIPTION

NUMBER

31.1 Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1 Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

Table of Contents	17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 17, 2016

By: /s/ Curtis Fairbrother

Name: Curtis Fairbrother

Title: Chief Executive Officer, Principal

Accounting Officer, Director

Table of Contents	18