Form 10-Q
period 2016-09-30
Acology Inc.
filed 2016-11-18
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

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

As of November 17, 2016, there were 5,164,134,794 shares of the Registrant’s Common Stock outstanding.

ACOLOGY, INC.
For The Quarterly Period Ended September 30, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:

Cash	$4,862	$37,533
Accounts Recievable	64,072	30,734
Inventories	109,818	79,941
Note Receivable	159,586	155,835
Advance to supplier	—	10,683
Total Current Assets	338,338	314,726

Property & equipment, net of accumulated depreciation of $54,273 and $31,773 respectively	47,811	54,982
Security Deposits	7,489	7,489

TOTAL ASSETS	$393,638	$377,197

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$71,552	$45,760
Convertible notes payable, net of debt discount of $0 and $226,186, respectively	500,000	326,314
Notes Payable	574,100	607,000
Loan Payable - stockholder	93,494	93,494
Accrued expenses	216,210	102,908
Derivative Liability	324,483	623,994
Total Current Liabilities	1,779,839	1,799,470

STOCKHOLDERS' DEFICIENCY
Common Stock, .001 par value, 6,000,000,000 shares authorized
5,164,134,794 and 4,974,621,214 shares issued and outstanding
September 30, 2016 and December 31, 2015, respectively	51,641	49,745
Additional Paid in Capital	252,572	102,857
Accumulated Deficit	(1,690,414)	(1,574,875)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,386,201)	(1,422,273)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$393,638	$377,197

The accompanying notes are an integral part of these financial statements

Table Of Contents	1

 ACOLOGY, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

Sales	$1,441,180	$1,041,375	$478,852	$328,703

Cost of Sales	383,709	362,161	117,544	129,547

Gross Profit	1,057,471	679,214	361,308	199,156

COSTS AND EXPENSES:
General and administrative	876,701	787,150	309,023	235,919
Advertising and marketing	248,773	73,991	52,188	26,016

Total Operating Expenses	1,125,474	861,141	361,211	261,935

Income (Loss) from operations	(68,003)	(181,927)	97	(62,779)

Other Expenses (Income):
Interest expense, net of interest income of $11,251	224,696	46,734	61,462	18,706
Gain on extinguishment of debt	(16,542)		—
Gain on change in fair value of derivative	(160,618)		(65,069)
Total Other Expenses (Income)	47,536	46,734	(3,607)	18,706

Income (Loss) before income taxes	(115,539)	(228,661)	3,704	(81,485)

Income tax provision	—	—	—	—

NET LOSS (INCOME)	$(115,539)	$(228,661)	$3,704	$(81,485)

Loss per common share, basic and diluted	(0.00)	(0.00)	0.00	(0.00)

Weighted average common shares outstanding, basic & diluted	5,116,235,757	4,546,014,334	5,164,134,794	4,546,014,334

The accompanying notes are an integral part of these financial statements

Table Of Contents	2

ACOLOGY, INC.

 STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(115,539)	$(228,661)
Adjustments to reconcile net loss to net
Depreciation expense	22,500	12,909
Gain on extinguishment of debt	(16,542)
Gain on changee in fair alue of derivative	(160,618)
Non cash interest expense	184,196

Changes in operating assets and liabilities
Accounts receivable	(33,338)	(8,546)
Inventories	(29,877)	(63,104)
Accounts Payable	25,792	3,919
Advances to supplier	10,683	11,196
Accrued expenses	113,302	36,606
NET CASH USED IN OPERATING ACTIVITIES	559	(235,681)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(15,330)	(7,798)
NET CASH USED IN INVESTING ACTIVITIES	(15,330)	(7,798)

FINANCING ACTIVITIES:
Proceeds from notes payable	15,000	—
Repayment of notes payable	(32,900)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	(17,900)	—

INCREASE (DECREASE) IN CASH	(32,671)	(243,479)

CASH - BEGINNING OF PERIOD	37,533	261,233

CASH - END OF PERIOD	$4,862	$17,754
	$—
Supplemental disclosures of cash flow information:
Non-cash financing activities
Conversion of convertible debt with derivative into common stock	$168,153	$—
Common stock issued in connection with conversion	$151,611	$—

The accompanying notes are an integral part of these financial statements

Table Of Contents	3

Acology, Inc.

Notes to Financial Statements

September 30, 2016

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principals of Consolidation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2016, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2015, filed with the SEC on April 14, 2016.

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

Inventories

Inventories, which consist of the Company’s products held for resale, are stated at the lower of cost, determined using the first-in first-out, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

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

Table Of Contents	5

The change in the Level 3 financial instrument is as follows:

Balance, January 1, 2016	$623,994
Less:
· Converted during the Period	138,893
· Change in fair value recognized in operations	160,618
Balance, September 30, 2016	$324,483

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

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the nine months ended September 30, 2016, the Company recognized a gain on extinguishment of $16,542 from the conversion of convertible debt with a bifurcated conversion feature.

Table Of Contents	6

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2016, the Company had a stockholders’ deficit of $1,386,201 and a working capital deficit of $1,441,501. In addition, the Company has generated operating losses since inception and has notes payable that are in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that we will be able to increase sales or to obtain extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

Table Of Contents	7

NOTE 4 – Note Receivable

On August 11, 2015 the Company loaned $150,000 to an unrelated person who is one of the convertible note holders referred to in Note 5. The note accrues interest at the highest lawful rate, but not more the 20% per annum, the Company is accruing interest at 10% per annum based on California usury rates. Upon an event of default, as defined in the note, interest will be compounded monthly. The note matured August 11, 2016.

NOTE 5 – Convertible Notes Payable

The following is a description of convertible notes payable at September 30, 2016:

•	A convertible promissory note dated March 4, 2014, in the original amount of $400,000. The note bears interest at 0.28% per annum and was due September 14, 2016; the holder has agreed to extend the due date to September 14, 2017. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants and is secured by a pledge of all of the membership units in D&C. If an event of default occurs, the unpaid principal amount and interest accrued thereon will be convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for three consecutive trading days ending on the trading day immediately prior to the conversion date. During the year ended December 31, 2015, the holder converted $50,000 of principal and during the nine months ended September 30, 2016, converted an additional $60,000 of principal. The outstanding principal balance at September 30, 2016, was $250,000.

•	A convertible promissory note, dated December 15, 2015, made in favor of the unrelated party referred to above in the principal amount of $8,000. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matures on December 27, 2016, and bears interest at the highest lawful rate, but not more than 20% per annum.

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

NOTE 6 – Notes Payable

During 2014, the Company entered into a series of promissory notes with four unaffiliated individuals in the aggregate amount of $457,000, having an aggregate principal balance of $424,500 at September 30, 2016. These notes bear interest at rates ranging from 10% to 15% (with a weighted-average rate of 11.7%). These notes are past due and the Company is negotiating an extension of their respective maturity dates.

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

NOTE 7 – Loan Payable - Shareholder

During the years ended December 31, 2015, and 2014, the Company received advances from one of its stockholders to help finance its operations in the amounts of $25,147 and $68,347, respectively. These loans are non-interest bearing and have no set maturity date. The Company expects to repay the loans when cash flows become available. The balance due at September 30, 2016, aggregated $93,494.

NOTE 8 – Stockholders’ Deficiency

On March 10, 2016, the Company issued 189,513,58 shares of common stock in connection with the conversion of $60,000 of the principal amount of the $360,000 Convertible Promissory Note described in Note 5.

Table Of Contents	9

NOTE 9 – Concentrations

For the three month period ended September 30, 2016, the Company’s largest customer accounted for approximately 20% of sales and 14% of sales for the 9 month period ended September 30, 2016. For the three and nine month periods ended September 30, 2016, the Company purchased respectively approximately 72% and 83% of its products from one manufacturer.

No single customer accounted for more than 10% of sales for the three and nine month periods ended September 30, 2015. For the three and nine month periods ended September 30, 2015, the Company purchased approximately 99% of its products from one distributor.

NOTE 10 – Commitments

The Company is committed under an operating lease for its premises. The lease calls for monthly payments of $7,500 plus 100% of operating expenses, until the lease expires August 31, 2016. The lease has been renewed for 2 more years so at to expire on August 31, 2018.

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

Table Of Contents	11

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2016
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Sales.

Sales for the three months ended September 30, 2016, were $478,582, compared to $328,703 for the three months ended September 30, 2015, and our gross profit for those periods was respectively $361,308 and $199,156. The increase in sales and gross profit in the later period was due to increased sales as the result of the expansion of our product lines and a slight reduction in cost of sales.

Operating Expenses.

Total operating expenses for the three months ended September 30, 2016, were $361,211, compared to $261,935 for the three months ended September 30, 2016. These costs and expenses increased in the later period because general and administrative expenses increased by $73,104, due to higher commissions, payroll increase and additional subcontractors , and advertising costs increased by $26,172.

Other Expenses (Income).

Interest expense for the three months ended September 30, 2016, was $61,462 compared to $18,706 for the three months ended September 30, 2015. We also recorded a gain on change in fair value of derivative of $65,069 for the later period, compared with $0 for the earlier period.

Net Loss.

We had a net profit of $3,704 for the three-month period ended September 30, 2016, as compared to a net loss of $81,485 for the three-month period ended September 30, 2015. Our net loss during the later period decreased during the later period principally because operating expenses increased at a substantially lower rate than sales.

NINE MONTHS ENDED SEPTEMBER 30, 2016
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

Sales.

Sales for the nine months ended September 30, 2016, were $1,441,180, compared to $1,041,375 for the period ended September 30, 2015, and our gross profit for those periods was respectively $1,051,471 and $679,214. The increase in sales and gross profit in the later period was due to increased sales as the result of the expansion of our product lines.

Table Of Contents	12

Operating Expenses.

Total operating expenses for the nine months ended September 30, 2016, were $1,125,474 compared to $861,141 for the period ended September 30, 2015. Total operating expenses increased in the later period because general and administrative expenses increased by $89,551 due to higher commissions, payroll increase and additional subcontractors and because advertising and marketing costs increased by $174,782.

Other Expenses (Income).

Interest expense for the nine months ended September 30, 2016, was $224,696, compared to $46,734 for the nine months ended September 30, 2015. We also recorded a gain on extinguishment of debt of $16,542 and a gain on change in fair value of derivative of $160,618 for the nine months ended September 30, 2016, as compared with $0 for each of these items for the nine months ended September 30, 2015.

Net Loss.

We had a net loss of $115,539 for the nine-month period ended September 30, 2016, as compared to a loss of $228,661 for the nine month period ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2015, and September 30, 2016, we had respectively $37,533 and $4,862 in cash. We financed our operations from the inception of our business on January 19, 2013, through September 30, 2016, through capital contributions of $141,986 made by our officers and loans of $691,500. During the nine-month period ended September 30, 2016, we financed our operating activities by expending cash in the amount of $559, none of which was generated from financing activities. We also expended $15,330 for property, plant and equipment and reduced our notes payable by a net amount of $17,900.

We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013 and ranging from 8,000 units to 30,000 units for a total of 125,000 units. During the year ended December 31, 2014, we sold an average of 15,000 units per month, ranging from approximately 4,000 to 20,000 units per month, totaling approximately 180,000 units. During the first three quarters of 2016, we sold approximately 370,000 units, which include newly added products. Gross sales for 2015 were $1,441,441 and for the nine months ended September 30, 2016, were 1,441,980. We have a current inventory of 155,000 units, which we believe will be sold over our website and to our distributor for approximately $695,000.

The Company believes that it will require approximately $1,200,000 in additional funding for the next 12 months, including $1,099,148 to repay loans that will become due during this period, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case the amount of such funding will be reduced, but cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2016 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. We can give no assurance that any of the funding described above will be available on acceptable terms, or available at all. If we are unable to raise funds in sufficient amount, when required or on acceptable terms, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into Acology’s equity securities, its shareholders may experience significant dilution.

Table Of Contents	13

The Company’s sales have grown every year since it commenced business. In 2013, its sales were $254,992; in 2014, were $460,756; and in 2015, were $1,441,441. For the three months ended September 30, 2016, sales were $478,852 and for the nine months then ended were $1,441,180. Operating expenses have also increased in each year, and, although the Company earned a small profit in the quarter ended September 30, 2016, management can give no assurance that the Company will continue to be profitable. The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that doing so is possible and prudent. For this reason, it has increased its sales staff from two 2 in 2013 to 13 today and its advertising and marketing expenses from $51,476 in 2013 to $208,262 in 2015; it spent $52,188 for advertising and marketing expenses during the three months ended September 30, 2016, and $248,773 for the nine months then ended. Management further believes that increased sales will ultimately exceed operating expenses, as they narrowly did during the three months ended September 30, 2016. However, as indicated in note 3 of the Notes to Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern. Management intends to address these doubts by successfully executing its operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. Management recognizes that the Company can take measures to increase sales only as permitted by these considerations. During the nine months ended September 30, 2016, the Company earned income from operations of $97, compared with a loss of $62,779 for the three months ended September 30, 2015; for the nine months ended September 30, 2016, the Company lost $68,003 from operations, compared to $181,927 for the nine months ended September 30, 2015. The Company earned a net profit of $3,704 for the three months ended September 30, 2016, compared to a net loss of $81,485 for the three months ended September 30, 2015, and a net loss of $115,539 for the nine months ended September 30, 2016, compared with a reduction of net loss of $228,661 for the nine month period ended September 30, 2015. No assurance can be given that the Company will be able to continue to reduce its losses.

Plan of Operations

Our significant objectives for the next 12 months are as follows:

·	Secure funding of $1,200,000 to support our operations over the next 12 months. This activity has commenced through personal contacts by our officers and will ongoing. As yet, we have not been successful in obtaining any funding. We can give no assurance that funding in this or any lesser amount will be available on acceptable terms, or available at all. The costs associated with this activity, which would arise principally from travel and legal expenses, are estimated to be $15,000. We cannot predict when we will obtain funding in whole or in part, but as indicated below, we cannot begin to attain several of our other objectives until we reach the levels of funding set forth below.
Table Of Contents	14

·	We now have 15 employees, including our officers. We plan to continue to hire sales, administrative personnel and technical personnel as necessary in accordance with our ability to pay salaries and benefits. The compensation and other costs associated with these personnel are estimated to be $70,000 per month.
·	Increasing sales volume to 50,000 containers per month (600,000 units per year). Our ability to reach this goal, as indicated above, is limited by the manufacturing capacity of our sole supplier, which is only 30,000 units per month. Management does not yet have sufficient information to set sales goals for its other products.
·	Continue to attend trade shows, expos and conferences with a view to increasing sales.
·	Continue our marketing and advertising campaign, which includes maintaining and periodically updating our websites, brochures and other advertising materials and attending industry events.
·	Pay our overdue indebtedness (see above).
·	Continue paying officers’ salaries of $10,000 per month to each of Messrs. Fairbrother and Heldoorn on a regular basis after the other goals are completed.

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

Remediation Plan.

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of September 30, 2016, management had not completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

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

	By:	/s/ Curtis Fairbrother
Date: November 18, 2016		Name: Curtis Fairbrother
Title: Chief Executive Officer, Principal Accounting Officer, Director

Table Of Contents	18