Form 10-K
period 2016-12-31
Acology Inc.
filed 2017-04-14
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,089,708.

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

The number of shares outstanding of the registrant’s common stock as of April 10, 2017, was 5,164,134,794.

(DOCUMENTS INCORPORATED BY REFERENCE)

None.

ACOLOGY, INC.
FORM 10-K

PART I

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Annual Report on Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

Throughout this Annual Report on Form 10-K, we describe contracts and instruments to which we or our officers and directors are parties or by which we are affected. Where such contracts or instruments are exhibits to this report, either because they are filed herewith or incorporated herein by reference, readers of this report are referred thereto and the descriptions herein are qualified by such reference.

References to “our,” “we,” “us,” or “the Company” “our Company,” refer to Acology, Inc., together with its subsidiaries, unless the context requires otherwise. “Acology” refers to Acology, Inc., “D&C” refers to D&C Distributors LLC, a California limited liability company and our wholly owned subsidiary, and “Printing” refers to D&C Printing LLC, a California limited liability company and our wholly owned subsidiary.

ITEM 1. BUSINESS

Introduction

Through D&C Distributors LLC, we are in the business of selling proprietary plastic medical grade containers under the registered trademark “Medtainer®" that can store pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs. We have received child safety certification for our 20-dram container and we are focusing our marketing efforts on drug stores and drug store chains, veterinarians and veterinary distributors and other distributors and end users. Through D&C Printing LLC, we are in the business of private labeling and branding for purchasers of containers and other products. For more detailed information as to our business and our plans to develop it, see “Description of Business.” Acology was incorporated on September 9, 1997, in the State of Florida. Acology has two operating subsidiaries, D&C, which Acology acquired on March 28, 2014, and which commenced operations on January 29, 2013, and Printing, which commenced operations on April 14, 2015.

The address of the Company is 1620 Commerce St., Corona, CA 92880 and its telephone number is (844) 226-5649.

Table Of Contents	1

DESCRIPTION OF BUSINESS

Introduction

Acology has no material assets other than all of the outstanding membership units of its two subsidiaries and has no plans to conduct any business activities other than obtaining or guaranteeing financing for the businesses conducted by its subsidiaries or assisting them in obtaining such financing.

Through D&C Distributors LLC and and D&C Printing LLC, we are in the business of selling and distributing patented containers that can store, grind and shred pharmaceuticals, herbs, teas and other solids or liquids that are described under the caption “Description of Business – Products – The Medtainer®.” We provide custom printing of labeling for our products and products manufactured by others, as described under the caption, “Description of Business – Printing.” We sell other products that are described under the caption “Description of Business – Products –New Products” and are actively developing markets for them. Our principal product is the Medtainer®.” Sales of our Medtainer® products accounted for 86% of our revenue in 2016, as compared with 92% in 2015. The most significant components of revenues from our other products and services were printing services, which comprised 6% of our revenue in 2016, as compared with 1% in 2015, and humidity control inserts, which we introduced in 2016, comprised approximately about 3% of our revenue for that year.

We market directly to businesses through our phone room to the retail public through internet sales and, and to wholesalers and other businesses who resell our products to other businesses and end users. See “Description of Business – Sales and Distribution.”

Some of our products can be utilized for marijuana-related purposes. In light of the facts that the possession and use of marijuana have been legalized, subject to varying restrictions, in many states and that several other states are considering such legalization, we believe that our products may be of interest to a large number of users of marijuana in and we advertise our products on our website and elsewhere as suitable for that purpose. However, since we do not seek information from our customers who are end users as to how they intend to utilize our products and have no similar knowledge respecting end users of products sold through our distributor, we are unable to determine the extent of its use in connection with the storage and grinding of marijuana or any other purpose. We believe that marketing these products subjects us to the following risks.

·	The use of marijuana for medical and recreational use is lawful in many states, but under United States federal law and the laws of the other states, the possession, use, cultivation, storage, processing and/or transfer of marijuana is illegal. Federal and state law enforcement authorities have prosecuted persons engaged in these activities. While we do not believe that we engage in any of these activities, any of these law enforcement authorities might bring an action against us in connection with the engagement of others in them, including, but not limited, to a claim of aiding and abetting their criminal activities. Such an action would have a material and adverse effect on our business and operations.
·	Under United States federal law, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term “drug paraphernalia” includes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether our products are drug paraphernalia are our national and local advertising concerning its use and we have advertised our products as usable for marijuana-related purposes. However, we do not believe that our products were designed or are intended for any of these purposes or that our products are drug paraphernalia, as defined in federal law, and we are promoting our products primarily to be used for other purposes. If federal authorities were to take a different view, they might bring a criminal action against us. Such an action would have a material and adverse effect on our business and operations. During the administration of President Barack H. Obama, enforcement of such federal law was relaxed, but there have been indications that the administration of President Donald J. Trump may enforce it differently. We are presently unable to predict what effect, if any, this change, if it occurs, would have on us or our business.

Table Of Contents	2

Products

New Products

In addition to the Medtainer®, which is described under the caption “Description of Business – Products – The Medtainer®,” we sell and are actively developing markets for the following products, all of which we purchase from their manufacturers and resell:

·	Humidity Control Inserts. We sell inserts that are placed in airtight containers either to add moisture or to remove moisture. The inserts are of varying size, depending upon the volume of the container, and maintain various levels of relative humidity, depending on the specifications of the insert. These inserts may be used in humidors for cigars and in containers for the storage of herbs, spices and dry food, electronic equipment and documents and photographs, among others. When an insert can no longer release moisture, it will need to be replaced.
·	Hydroponic Grow Towers. This product is a vertical hydroponic growing system, which contains modular stackable pots for growing plants, designed for urban farms, rooftop gardens, and commercial growing operations. The plants grow without soil, using wood chips, organic coco coir, Perlite and others as growing media. Water and nutrients are added manually. Because of its vertical design, the system is space and energy efficient, making it suitable for small spaces, such as balconies, patios and rooftops. It grows plants in a fraction of the time and uses substantially less water compared to conventional gardening. Units are manufactured using various substances, including hardened polyurethane or other plastic.
·	Smell-Proof Bags. These are airtight bags made of flexible polyester, Mylar, plastic and other substances, with varying means of closure, such as Velcro, Ziploc and zippers. Some use activated carbon to enhance odor removal. Depending on their size, they can be used to store and prevent dissipation of odors from fish, herbs and dirty clothes, among others.
·	Lighters. These are butane lighters that are sold with and without logos and other markings. We purchase lighters from others and add marking at our facility.

The Medtainer®

Medtainers® are manufactured from medical-grade polypropylene resin, because we market them for uses that include grinding pills for administration to children and other persons who have difficulty swallowing and to pets. Our 20-dram Medtainer® has received child safety certification.

The Medtainer® can store herbs and herbal remedies, medicines, coffee and teas, wines and liquors, foods and other solids and liquids without cross-contamination and grind many substances. Some configurations have a built-in grinder in order that non-liquids that it carries may be ground into powder in the case of medicines or shredded in the case of herbs. The Medtainer® is air- and water-tight, non-porous and non-leaching. We currently sell the Medtainer® in a 20-dram child-resistant version and our 20-dram original version, a 20-dram non-child-resistant version and a 40-dram non-child-resistant version. We plan to sell the Medtainer® in several other configurations. We sell this product with and without logos and other markings.

As indicated by the picture below, the Medtainer® configured with a grinder/shredder has three components. The top component is a cap, the middle component is a storage cup with grinding/shredding teeth projecting downward from its bottom and the bottom component is a grinding/shredding cup with teeth projecting upward from its bottom. Material is transferred from the storage cup into the grinding/shredding cup, the storage cup is inserted into the grinding/shredding cup, forming a space in which the two sets of teeth intermesh, and the two cups are then rotated manually such that the material passes between the two sets of teeth and is ground or shredded. The ground or shredded material may then be returned to the storage cup for storage or used or dispensed in another manner. The cap attaches to the grinding/shredding cup such that the storage cup is held between them, forming a compact unit which is air- and water-tight between the cap and the storage cup, as well as between the storage cup and the bottom cup.

Table Of Contents	3

Medtainers® without grinding capacity will have only a cap and a storage container.

In the future, we may sell containers other than the Medtainer® that will give consumers the ability to easily store, carry and consume various solids and liquids.

Source of Products

We do not manufacture, and for the foreseeable future do not plan to manufacture, our products.

We acquire our Medtainer® products from Polymation Medical Products, LLC (“Polymation”), a pharmaceutical container manufacturer located in Newbury Park, California, under an agreement that we entered into with Polymation on August 13, 2013. The agreement has an initial term of 10 years and is extendible for a like term by mutual consent. Under this agreement, we have the exclusive worldwide right to purchase, promote, advertise, market, distribute and resell the Medtainer®, with respect to which the owner of Polymation holds a patent. The agreement requires minimum purchases (see the following paragraphs), and sets prices for the products that we purchase, subject to increase because of changes in the local consumer-price index and increases in Polymation’s cost of materials, rent and utilities. Polymation is currently unable to meet our requirement of 45,000 units per month because it does not have sufficient production capacity to meet it. Polymation was earlier a significant number of units short of the units that we ordered, and was in default under our agreement with it, but is now current; we have waived the default. We are discussing with Polymation ways in which it can meet our needs for its products. We presently have no other suppliers for containers, but may seek them out in connection with the manufacture of containers other than Medtainers®.

Under the agreement with Polymation, we were initially required to purchase at least 30,000 units per month, with that requirement increasing by 10% on each anniversary of the effective date of the agreement. We are now required to purchase at least 36,300 units per month.

Also, under this agreement, (i) we assigned the registered trademark “Medtainer” to Polymation, (ii) we received an exclusive license to use that trademark, (iii) we received a right of first refusal to acquire Polymation’s business on the same terms offered by a bona fide, arm’s-length, third-party buyer with a 50% discount from the price offered by such buyer, and (iv) we agreed that, in the event that D&C (or its successor, assignee or affiliate) were to form a new corporation for the purpose of selling the products that we acquire under the agreement, D&C would cause such corporation issue to the owner of Polymation one percent of such corporation’s authorized preferred and voting shares.

There are numerous manufacturers of our other products and none of the present suppliers of them is material to our business.

Sales and Distribution

We sell approximately 95% of our products to wholesalers and distributors, who resell them to businesses and consumers, both in unmarked and custom-labeled form, and the remainder directly to retail consumers through internet sales. In 2015, we sold approximately 314,000 units and during 2016, we sold approximately 558,000 units. During the first quarter of 2017, we sold approximately 240,000 units. We currently have approximately 350,000 units in inventory.

We entered into a Product License and Distribution Agreement, dated April 1, 2014, with IGreen Planet Store, Ltd. (“IGreen”), a Canadian distribution company located in Vancouver, British Columbia, Canada. Under this agreement, we have granted to IGreen an exclusive license to market, sell and distribute the Medtainer® in Canada. The agreement has a 5-year term. We are required to maintain product liability insurance covering the products sold under the agreement. We are in the process of obtaining such insurance. IGreen is not required to purchase a minimum quantity of our products. The agreement is subject to yearly reviews by the parties in respect of price, quantities ordered and other matters. Based upon these reviews, the parties may modify, amend or revoke the agreement.

Table Of Contents	4

We have 18 sales personnel (12 of whom are assigned to our phone room), including our two officers, who make sales in our phone room and over our website.

We also have a presence on Facebook, Twitter and other social media. We believe that social media are important to our marketing program for our products.

Printing

Printing commenced operations on April 14, 2015. In 2016, Printing had revenue of approximately $117,000, compared with 1% of our revenue in 2015. We formed Printing because some of our customers desired to have custom labels imprinted on the products that they purchased from us and we found that the cost of doing so through third parties raised the price that we charged to customers for imprinted product to levels that we believed would impede sales. Printing is performed using specialized printers. We currently have two printers, one of which is capable of printing on nonporous plastic, and believe that we will order another in the near future. Currently, we devote about 2,000 square feet of our floor space to this business. We are seeking additional printing business from companies that require labelling on their own products.

Patents, Trademarks and Other Intellectual Property

Our Medtainer® is covered by a patent held by Polymation. As we develop our own products, we may rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights. We believe that the patent owned by Polymation is material to our business, but we cannot presently ascertain the extent to which other intellectual property that we may develop or license will be important to us.

We employ various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect our trade secrets and know-how. We have licensed a patent that we own to Polymation and may license in the future, patents, trademarks, trade secrets and similar proprietary rights to and from third parties.

Competition

While the Medtainer® is a patented product, similar products are being sold. We have not determined whether these products conflict with the Medtainer® patent and, since we do not hold the patent, we are unable to enforce it if such a conflict exists. We have not determined to what extent these products have affected our business. We face competition of varying degrees of intensity in the sale of our products and compete with, and seek to distinguish ourselves from multiple companies principally on the basis of the uniqueness and quality of our products, price, service, quality, product characteristics and timely delivery of orders. We also stress the maintenance of strong relationships with our direct customers, as well as our distributors and, where possible, their and our customers. Our Medtainer® products compete with metal, glass, paper and other packaging materials as well as plastic and resin packaging materials made through different manufacturing processes. Most of our existing and potential competitors have greater brand name recognition and their products may enjoy greater initial market acceptance among our potential customers. In addition, many of these competitors have significantly greater financial, technical, sales, marketing, distribution, service and other resources than we have and may also be better able to adapt quickly to customers’ changing demands and changes in technology, to enhance existing products, to develop and introduce new products and new production technologies and to respond timely changing market conditions and customer demands. If we are not able to compete successfully in the face of our competitors’ advantages, our ability to gain market share or market acceptance for the products that we sell could be limited, our revenues and our profit margins could suffer, and we may never become profitable.

Except for the market for containers such as the Medtainer®, in which believe we are a significant competitor, we are an insignificant factor in the highly fragment markets for our other products and, although we intend to improve our position in these markets, it is unlikely that we will become significant for the foreseeable future.

Table Of Contents	5

Regulation

The Food and Drug Administration (the “FDA”) regulates the material content of our Medtainer® products, including the medical-grade polypropylene resin used in their manufacture, pursuant to the Federal Food, Drug and Cosmetic Act and the Consumer Product Safety Commission (the “CPSC”) regulates certain aspects of our products pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. The FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell or intend to sell our products. In addition, certain state laws restrict the sale of packaging with certain levels of heavy metals and impose fines and penalties for noncompliance. Although FDA-approved resins and pigments are used in our products that directly contact food and drugs and we believe our products are in material compliance with all applicable regulatory requirements (although we are not required to submit them to either the FDA or the CPSC for review), we are remain subject to the risk that our products could be found not to be in compliance with these and/or other requirements. A recall of any of our products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on us.

We are not required to submit the Medtainer® or any of our other products for review by either agency.

Employees

We have, in addition to our officers, 18 sales personnel and 4 administrative personnel.

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

ITEM 2. PROPERTIES

All of our operations are located at 1620 Commerce St., Corona, CA 92880. We lease this property, comprising approximately 10,000 square feet, for $7,500 per month plus 100% of the operating expenses, as defined in the lease. The lease, as amended, expires on June 30, 2018.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Table Of Contents	6

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink tier maintained by OTC Markets Inc. under the symbol “ACOL.”

The following table reflects the high and low closing bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2016, and 2015, and the current year to date. The bid information was obtained from the OTC Markets, Inc. and reflects prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	Closing Bid High	Closing Bid Low
Fiscal Year 2017
June 30, 2017 (through April 10, 2017)	$0.0185	$0.0176
March 31, 2017	$0.0496	$0.0004
Fiscal Year 2016
December 31, 2016	$0.0058	$0.0007
September 30, 2016	$0.0011	$0.0004
June 30, 2016	$0.0010	$0.0006
March 31, 2016	$0.0013	$0.0006
Fiscal Year 2015
December 31, 2015	$0.0022	$0.0006
September 30, 2015	$0.0037	$0.0002
June 30, 2015	$0.0043	$0.0028
March 31, 2015	$0.0251	$0.0025

As of April 10, 2017, there were approximately 400 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial data discussed below are derived from the audited consolidated financial statements of the Company as at December 31, 2016, which were prepared and presented in accordance with generally accepted United States accounting principles. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained elsewhere herein, which more fully present our financial condition and operations as at that date. We do not believe that the results set forth in these consolidated financial statements are necessarily indicative of our future performance. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

We will need a substantial amount of additional capital to fund our business, including expansion and payment of our debts. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet our needs and we may need to take certain measures to remain a going concern. See “Liquidity and Capital Resources.” If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted or we could be forced to terminate operating.

Table Of Contents	7

Results of Operations

Year Ended December 31, 2016, Compared with the Year Ended December 31, 2015

Sales: Our sales for the year ended December 31, 2016, were $1,975,923, from which we earned a gross profit of $1,497,216. Our sales for the year ended December 31, 2015, were $1,441,441, from which we earned a gross profit of $1,213,236. The principal reason for the increase in sales and gross profit from the earlier to the later period was increased sales volume due to our increased marketing efforts. However, our cost of sales for the year ended December 31, 2016, as compared with our cost of sales for the year ended December 31, 2015, increased more than proportionally than did our sales for the year ended December 31, 2016, as compared with our sales for the year ended December 31, 2015, because we had a lower profit margin on our new products.

Operating Expenses: For the year ended December 31, 2016, operating expenses were $1,567,867, as compared with $1,493,579 for the year ended December 31, 2015. The principal component of operating expenses in both years were general and administrative expenses. In the year ended December 31, 2016, these expenses were $1,431,242, of which $795,606 was expended for personnel costs and $136,625 for advertising and marketing expenses For the year ended December 31, 2015, these expenses were $1,285,317, of which $647,786 was for payroll and $208,262 for advertising and marketing expenses.

The principal reason for the increase in general and administrative expense was an increase in personnel costs, which were $487,694 in the year ended December 31, 2015, of which $221,984 was for compensation of our officers, compared with $795,606 in the year ended December 31, 2016, of which $264,861 was for compensation of our officers.

Advertising costs, which were $208,262 in the year ended December 31, 2015, decreased to $136,625 in the year ended December 31, 2016. Personnel costs increased because of our decision to market our products aggressively and material costs increased because more material was required to fill our orders while advertising costs decreased because have emphasized marketing through our phone room and general market awareness over direct advertising.

Loss from Operations. Loss from operations decreased from $280,343 for the year ended December 31, 2015, to $70,651 for the year ended December 31, 2016, because sales increased substantially, while cost of sales and general and administrative expenses, although higher in the year ended December 31, 2016, did not increase as much as did sales and advertising costs were substantially reduced. Specifically, sales increased by $534,482 in the year ended December 31, 2016, over sales in the year ended December 31, 2015, while cost of sales increased by $259,502 general and administrative increased by$145,925 and advertising decreased by $71,637.

Interest Expense. During the years ended December 31, 2016, and 2015, we incurred interest expense of $297,236 and $675,528, respectively. The accounting treatment of the excess of the fair value of the embedded conversion feature of the note over its principal amount, which excess is charged as interest upon inception, was a higher amount in 2015 than for the amount of convertible debt issued in 2016, which contained an embedded conversion feature.

Gain on Extinguishment of Debt. During the year ended December 31, 2016, we incurred a gain of extinguishment of debt of $16,542 as the result of the conversion of convertible debt with a bifurcated conversion feature, as compared with $16,365 during the year ended December 31, 2015.

Table Of Contents	8

Gain on Change of Fair Value of Derivative. During the year ended December 31, 2016, we incurred a gain on change in fair value of derivative of $30,663 as the result of the lower fair value of the derivative liability, which is adjusted to fair value each reporting period, substantially due to a decrease in the underlying stock price; during the year ended December 31, 2015, we incurred a gain of. $155,251.

Net Loss: Our net loss decreased from $799,630 for the year ended December 31, 2015, to $320,772 for the year ended December 31, 2016, because our net loss from operations was lower for the reasons set forth above, because our interest expense was lower in the year ended December 31, 2016, as compared with the year ended December 31, 2015. The reduction in loss from operations and our reduced interest expense was offset by a smaller gain on change in fair value of derivative.

Liquidity and Capital Resources

As of December 31, 2016, we had $24,452 in cash and accounts receivable of $67,034. During the year ended December 31, 2016, we borrowed $15,000, and repaid $56,523.

We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013. During the year ended December 31, 2014, we sold approximately 180,000 units. During the year ended December 31, 2015, we sold an approximately 314,000 units. During the year ended December 31, 2016, we sold approximately 419,000 units of our Medtainer® products and 160,000 units of our other products. We sold approximately 98,000 units of our Medtainer® products and approximately 142,000 units of our other products in the first quarter of 2017. Revenues from printing services have grown from $37,000 in the year ended December 31, 2015, to $112,208 in the year ended December 31, 2016; revenues were approximately $25,500 in the first quarter of 2017.

We have a current inventory of approximately 150,000 units of our Medtainer® products and 17,000 units of our other products, which we believe will be sold for approximately $634,000.

The Company believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including $813,000 to repay loans that are past due, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case the amount of such funding will be reduced, but cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2017 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms.

The Company’s revenues have grown every year since in commenced business. In 2013, its sales were $254,992; in 2014, they were $460,756; in 2015, they were $1,441,441; and in 2016, they were $1,975,923. Although our revenues have increased each year, we have yet to become profitable; however, our loss from operations for the year ended December 31, 2016, is the lowest in our history, and except for 2013, when we began operations and our expenses were low, our net loss was the lowest in our history.

The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that it is available and prudent. For this reason, it has increased its sales staff from two 2 in 2013 to 18 today. Management further believes that increased sales will ultimately exceed operating expenses. However, as indicated in note 3 of the Notes to Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern and Management recognizes that the Company can take measures to increase sales only within the parameters set forth therein. Our ability to continue as a going concern is dependent on the successful execution of our operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. During 2016, we increased sales of our Medtainer® products, introduced new products, which resulted in additional revenues, and increased sales of printing services. Most significantly, we substantially reduced our loss from operations and net loss in 2016. We hope that we can improve these results in 2017.

Table Of Contents	9

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

Contractual Obligations

The following table sets forth information with respect to our known contractual obligations as of December 31, 2016, setting forth their types and the times at which they are due.

Contractual obligations	Payments due by period ($)		1-3 years	3-5 years
					More than 5
	Total Year	Less than 1			Years
Long-Term Debt Obligations	1,113,600	1,113,600	-	-	-
Capital Lease Obligations	26,372	26,372	-	-	-
Operating Lease Obligations	135,000	90,000	45,000	-	-
Purchase Obligations*	1,111,888	239,580	263,538	289,891	318,879
Other Long-Term Liabilities Reflected on Our
Balance Sheet under GAAP	-	-	-	-	-
Total	2,386,860	1,469,552	308,538	289,891	318,879

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

Table Of Contents	10

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Table Of Contents	11

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table Of Contents	12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Acology, Inc.

We have audited the accompanying consolidated balance sheets of Acology, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acology, Inc.as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 3 the Company has a stockholders’ deficiency of $1,674,083 and a working capital deficit of $1,591,434 at December 31, 2016. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

April 14, 2017

Table Of Contents	13

ACOLOGY, INC.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash	$24,452	$37,533
Accounts Receivable	67,034	30,734
Inventories	109,949	79,941
Note Receivable	170,836	155,835
Advance to supplier	—	10,683
TOTAL CURRENT ASSETS	372,271	314,726

Property and equipment, net of accumulated depreciation of 59,319 and $31,772, respectively	75,160	54,982
Security deposits	7,489	7,489

TOTAL ASSETS	$454,920	$377,197

LIABILITIES AND STOCKHOLDERS' DEFICICIENCY

CURRENT LIABILITIES:

Accounts payable	$213,574	$45,760
Convertible notes payable, net of debt discount of $3,205 and $226,186, respectively	510,395	326,314
Notes payable	600,000	607,000
Loan payable - stockholder	83,494	93,494
Accrued expenses	130,752	102,908
Derivative Liability	481,767	623,994
Capital Lease Payable	26,372	—
TOTAL CURRENT LIABILITIES	2,046,354	1,799,470

STOCKHOLDERS' DEFICICIENCY
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.00001 par value, 6,000,000,000 shares authorized
5,164,134,794 and 4,974,621,214 shares issued and outstanding at December 31, 2016 and 2015, respectively
	51,641	49,745

Additional Paid in Capital	252,572	102,857
Accumulated Deficit	(1,895,647)	(1,574,875)
TOTAL STOCKHOLDERS' DEFICICIENCY	(1,591,434)	(1,422,273)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICICIENCY	$454,920	$377,197

The accompanying notes are an integral part of these financial statements.

Table Of Contents	14

ACOLOGY, INC.

Consolidated Statements of Operations

	Year Ended December 31, 2016	Year Ended December 31, 2015

Sales	$1,975,923	$1,441,441

Cost of Sales	478,707	228,205

Gross Profit	1,497,216	1,213,236

Operating expenses:
General and administrative	1,431,242	1,285,317
Advertising and marketing	136,625	208,262
Total operating expenses	1,567,867	1,493,579

Loss from operations	(70,651)	(280,343)

Other expenses (income):
Interest expense	297,326	675,528
Bad debt expense	—	15,375
Gain on extinguishment of debt	(16,542)	(16,365)
Gain on change in fair value of derivative liability	(30,663)	(155,251)
Total other expenses	250,121	519,287

Loss before income taxes benefit	(320,772)	(799,630)

Income tax provision benefit	—	—

Net Loss	$(320,772)	$(799,630)
Loss per common share	—	—
Weighted average common shares outstanding	5,128,309,938	4,693,224,037

The accompanying notes are an integral part of these financial statements.

Table Of Contents	15

ACOLOGY, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2016	Year Ended December 31, 2015
OPERATING ACTIVITIES:
Net loss	$(320,772)	$(799,630)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	27,547	25,196
Gain on extinguishment of debt	(16,542)	(16,365)
Gain on change in fair value of derivative liability	(30,663)	(155,251)
Non cash interest expense	292,946	628,729
Changes in operating assets and liabilities
Accounts receivable	(36,300)	(8,723)
Inventories	(30,008)	(28,454)
Accounts payable	167,817	27,218
Advance to supplier	10,683	55,445
Accrued expenses	(28,536)	70,785
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	36,172	(201,050)
INVESTING ACTIVITIES:
Loan to unrelated party	—	(150,000)
Acquisition of property and equipment	(7,730)	(47,797)
NET CASH USED IN INVESTING ACTIVITIES	(7,730)	(197,797)
FINANCING ACTIVITIES:
Repayment of debt	(46,523)
Repayment of related party loan	(10,000)
Proceeds from notes payable	15,000	150,000
Proceeds from related party loan	—	25,147
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(41,523)	175,147
INCREASE IN CASH	(13,081)	(223,700)
CASH - BEGINNING OF YEAR	37,533	261,233
CASH - END OF YEAR	$24,452	$37,533
Supplemental disclosures of cash flow information:
Non-cash financing activities
Derivative liability recognized as debt discount	$15,000	$368,000
Conversion of convertible debt with derivative into common stock	$168,153	$173,189
Common stock issued in connection with conversion	$151,611	$107,142
Capital lease incurred for purchase of property and equipment	$39,995	$—

The accompanying notes are an integral part of these financial statements.

Table Of Contents	16

ACOLOGY, INC.

Consolidated Statement of Stockholders’ Deficiency

			Additional
	------COMMON STOCK------		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – January 1, 2015	4,546,049,785	45,460	-	(775,245)	(729,785)

Issuance of common stock in private placement	428,571,429	4,285	102,857	-	107,142

Net Loss				(799,630)	(799,630)

BALANCE – December 31, 2015	4,974,621,214	49,745	102,857	(1,574,875)	(1,422,273)

Issuance of common stock upon conversion of convertible debt	189,513,580	1,896	149,715	-	151,611

Net Loss				(320,772)	(320,772)

BALANCE – December 31, 2016	5,164,134,794	51,641	252,572	(1,895,647)	(1,591,434)

The accompanying notes are an integral part of these financial statements.

Table Of Contents	17

ACOLOGY, INC.

Notes to Financial Statements

December 31, 2016

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

Table Of Contents	18

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

·       Level 1 – quoted prices in active markets for identical assets or liabilities

·       Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

·       Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance, January 1, 2015	$-
· Issued during the Year ended December 31, 2015	902,434
· Converted during the Year	(123,189)
· Change in fair value recognized in operations	(155,251)
Balance, December 31, 2015	$623,994
· Issued during the Year ended December 31, 2016	27,328
· Converted during the Year	(138,892)
· Change in fair value recognized in operations	(30,663)
Balance, December 31, 2016	$481,767

Table Of Contents	19

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures the useful life is 5 years, Leasehold Improvements are depreciated over the 2 year lease term. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, “Derivatives and Hedging Activities.”

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the year ending December 31, 2015, the Company recognized a gain on extinguishment of $16,365 from the conversion of convertible debt with a bifurcated conversion option. During the year ending December 31, 2016, and 2015, the Company recognized a gain on extinguishment of $16,542 and $16,365, respectively, from the conversion of convertible debt with a bifurcated conversion option.

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

Table Of Contents	20

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2016, the Company had a stockholders’ deficiency of $1,591,434 and a working capital deficit of $1,674,083. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that we will be able to increase sales or to obtain or extend financing on terms acceptable to us or at all.

Note 4 –Note Receivable

On August 11, 2015, the Company loaned $150,000 to an unrelated person who is one of the convertible noteholders referred to in Note 6 and that person made a promissory note in a like principal amount in favor of the Company. The note accrues interest at the highest lawful rate, but not more the 20% per annum, the Company is accruing interest at 10% per annum based on California usury rates. Upon an event of default, as defined in the note, interest will be compounded monthly. The maturity of the note has been extended from August 11, 2016, to August 11, 2017. The amount presented on the consolidated balance sheet includes accrued interest of $20,836.

Note 5 –Property and Equipment

Property and equipment consist of:

	December 31,
	2016	2015
Furniture and Fixtures	$4,793	$4,973
Machinery and Equipment	101,813	54,489
Leasehold Improvements	27,871	27,472
	134,477	86,754
Accumulated Depreciation	(59,319)	(31,772)
	$75,160	$54,982

Note 6 –Convertible Notes Payable

The following is a description of convertible notes payable at December 31, 2016:

·	On August 20, 2015, the Company made a convertible promissory note in the principal amount of $400,000 to a then-related party, which was reduced to $360,000 as the result of a prepayment. The note bears interest at 0.28% per annum. It originally matured on March 4, 2015, but its maturity was extended to September 14, 2016, as described below. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants, and is secured by a pledge of all the membership units in D&C. The note provided that if an event of default were to occur, the unpaid principal amount and interest accrued thereon would be convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date. The note was in default when it was not paid on March 4, 2015. On August 20, 2015, the holder of the note assigned it to an unrelated third party and on September 14, 2015, the maturity of the note was extended to September 14, 2016, the holder waived all events of default and any right to receive interest at the default rate, and the Company agreed that the holder could convert the principal and interest of the note into common stock, notwithstanding the cure of defaults. On August 28, 2015, the holder converted $50,000 of principal of the note into 428,571,429 shares of common stock and on March 10, 2016, the holder converted $60,000 of principal of the note into 189,513,580 shares of common stock. The principal balance of the note at December 31, 2016 was $250,000. On September 14, 2016, the maturity of this note was extended to September 14, 2017.
Table Of Contents	21

·	The Company made a convertible promissory note, dated December 15, 2015, in favor of the unrelated party referred to above in the principal amount of $8,000. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matured on December 27, 2016, and bears interest at the highest lawful rate, but not more than 20% per annum. The Company is currently negotiating an extension of the maturity date.
·	The Company made two convertible promissory notes, one dated February 11, 2016, and the other dated April 25, 2016, in favor of the unrelated party referred to above, each in the principal amount of $7,500. Each note is due 1 year after the date on which it was made, bears simple interest at the rate of 20 percent per annum and is convertible into shares of Common Stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date.
·	The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The above notes are presented net of discounts of $3,205 and$226,186 at December 31, 2016, and 2015, respectively, on the accompanying consolidated balance sheets. The Company used the Black Scholes Merton valuation model to value the conversion features using an expected life of 1 year, average volatility rate of approximately 453% and 396% and a discount rate of 0.35%
·	A series of promissory note conversion agreements that the Company entered into during 2014 with ten unaffiliated persons in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The loans are non-interest bearing and have no stated maturity date. During the year ended December 31, 2016, the Company entered into agreements with four of the individuals in which the Company agreed to pay to them an additional amount equal to the current principal balance (which aggregated $32,000), which was recorded as interest expense. The notes were amended such that the Company agreed to repay the new balance over 10 monthly equal installments. The Company made payments of $25,900 during the year ended December 31, 2016, leaving a balance of $230,600 for all ten of these notes at December 31, 2016.
·	A promissory note conversion agreement that the Company entered into with an unaffiliated persons in the amount of $10,000. This note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The note bears interest at 15% per annum and matured April 3, 2015. The Company is currently negotiating an extension of the maturity date.

Note 7 – Notes Payable

During 2014, the Company entered made a series of promissory notes with four unaffiliated persons in the original aggregate amount of $457,000. During the year ended December 31, 2016, the Company repaid one of these notes in the original principal amount of $7,000. These notes bear interest at rates ranging from 10% to 15% (with a weighted-average rate of 11.7%) and matured as follows:

April 10, 2015	$ 300,000
May 19, 2015	150,000

These notes are currently past due and the Company is negotiating an extension of their respective maturity dates.

On August 15, 2015, the Company made a promissory note in the amount of $150,000 to an unrelated third party. The note bears interest at .48% per annum provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date.

During the year ended December 31, 2016 the Company entered into a capitalized equipment lease. The capital lease is payable in 24 monthly installments of $2,000, including interest at the rate of 19.87 percent per annum.

Note 8 – Loan Payable - Shareholder

During the year ended December 31, 2015, the Company received advances from one of its stockholders, who is a related party, to help finance its operations. These advances are non-interest bearing and have no set maturity date. The balance at December 15, 2016, and 2015, aggregated $83,494 and $93,494, respectively. The Company expects to repay these loans when cash flows become available.

Note 9 – Stockholders’ Deficiency

On August 28, 2015, the Company issued 428,571,429 shares of common stock in connection with the conversion of $50,000 of the principal amount of the $400,000 Convertible Promissory Note described in Note 6. On March 10, 2016, the Company issued 189,513,580 shares of common stock in connection with the conversion of $60,000 of the principal amount of that Convertible Promissory Note.

Table Of Contents	22

Note 10 – Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2016	December 31, 2015
US Federal statutory rate	(35%)	(35%)
State income tax, net of federal benefit	(5%)	(5%)
Change in valuation allowance	40%	40%
	-%	-%

The Components of deferred tax assets consist of:

	December 31,
	2016	2015
Net operating loss	$758,000	$630,000
Valuation allowance	(758,000)	(630,000)
	$—	$—

The Company has approximately $1,900,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

Note 11 – Concentrations

For the year ended December 31, 2016, one of our customers accounted for approximately 16% of sales. For the year ended December 31, 2015, none of our customers accounted for more than 10% of sales.

For the year ended December 31, 2016, the company purchased approximately 83% of its products from one distributor, as compared with 95% in 2015.

For the year ended December 31, 2016, two of our customers accounted for 28% and 16% of accounts receivable. For the year ended December 31, 2015, four of our customers accounted for 32%, 14%, 13%, and 12% of accounts receivable.

Note 12 – Commitments

The Company is committed under an operating lease for its premises. The lease originally called for monthly payments of $6,300 plus 55% of operating expenses until May 31, 2015. The lease was amended to provide for monthly payments of $7,500 plus 100% of operating expenses thereafter, until the lease was to have expired June 30, 2016. On June 1, 2016, the lease was amended to extend its term until June 30, 2018, without changing its other terms.

Note 13 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued.

Table Of Contents	23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2016:

·	We have difficulty in accounting for complex accounting transactions particularly in relation to complex equity transactions.
·	Documented processes do not exist for several key processes.

·	Lack of segregation of duties

Table Of Contents	24

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on “Internal Control over Financial Reporting – Guidance for Smaller Public Companies” issued by COSO.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals were serving as executive officers and directors in the following positions on December 31, 2016:

Name	Age	Position
Curtis Fairbrother	55	Chairman of the Board; CEO; Director
Douglas Heldoorn	48	President; COO; Director

Curtis Fairbrother is the Co-Founder of D&C together with Douglas Heldoorn. Mr. Fairbrother has served since March 4, 2014, as Chairman of the Board and Chief Executive Officer of Acology. From January 2013 to March 2014, he served as a manager of D&C. From October 2011 until December 2012, he conducted preparatory work for the establishment of D&C and its business together with Mr. Heldoorn. From September 2005 to September 2011, he was with New Century Automotive Group acting as Service and Parts Director for BMW and Mini Cooper Dealerships. Mr. Fairbrother has over 20 years’ experience in business start-ups and consolidation. He has managed multi-million dollar budgets in connection with the distribution and sales of in the automotive retail and wholesale parts industry and in that industry, he has overseen national parts distribution and management, research and development, brand recognition and new product development. Mr. Fairbrother graduated from La Mirada High School in La Mirada, California, in 1980.

Douglas Heldoorn has over 20 years of management and executive experience. He has served since March 2014, as President and Chief Operating Officer of Acology. From January 2013 to March 4, 2014, he served as a manager of D&C. From October 2011 until December 2012, he conducted preparatory work for the establishment of D&C and its business together with Mr. Fairbrother. Prior thereto, from November 2006 to September 2011, he was employed by Caliber Promotions, a used car sales organization, as a motivational speaker. Mr. Heldoorn graduated from Perris High School in Perris, California, in 1986.

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

Table Of Contents	25

Family Relationships

None.

Capital Contributions and Loans

During 2015, respectively Mr. Heldoorn loaned $25,147 to the Company, repayable on demand, without interest. These loans are undocumented. He was repaid $10,000 of this amount in 2016.

Employment Arrangements

There are no employment agreements between us and our officers and directors. For information about the compensation that we paid to Messrs. Fairbrother and Heldoorn, see “Item 11 – Executive Compensation.”

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

Director Independence

Currently, Acology does not have any directors who are independent. We have used the definition of “independent director” set forth in NASDAQ Stock Market Listing Rule 5605(a)(2) to make this determination. This rule provides that an “independent director” is a person other than an officer or employee of Acology or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. This rule further provides that a director cannot be considered independent if:

·	he is, or at any time during the past three years was, an employee of the company;
·	he or his family member accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions);
·	his family member is, or at any time during the past three years was, an executive officer of the company;
·	he or his family member is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
·	he or his family member is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or
·	he or his family member is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Table Of Contents	26

Committees

We have not established any committees of its Board of Directors, including a compensation committee, nominating committee or an audit committee, although it is permitted to do so under the Florida Business Corporation Act and its by-laws. We believe that, until we develop a compensation plan for our officers and directors, a compensation committee is not necessary.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors, and persons who own more than 10% of a registered class of equity securities registered under section 12 of the Exchange Act, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the corporations which they serve or in which they hold equity securities with copies of all forms that they file pursuant to Section 16(a). Since no class of our equity securities is registered under Section 12, none of these persons is required to comply with Section 12 with respect to the Company.

Code of Ethics

We have a Code of Business Ethics that applies to all employees, including our Chief Executive Officer and senior financial officers. These standards are designed to deter wrongdoing and to promote the highest ethical, moral and legal conduct of all employees. Our Code of Business Ethics may be found on our website, www.acologyinc.com.

ITEM 11. EXECUTIVE COMPENSATION

(a)       Compensation

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended December 31, 2016, 2015 and 2014 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Curtis	2016	$132,430	0	0	0	0	0	0	$$132,430
Fairbrother, CEO[1]

	2015	$111,534	0	0	0	0	0	0	$111,534
	2014	$110,450	0	0	0	0	0	0	$110,450
Douglas	2016	$132,430	0	0	0	0	0		$132,430
Heldoorn,
COO[1]	2015	$107,500	0	0	0	0	0	0	$107,500
	2014	$118,200	0	0	0	0	0	0	$118,200

1 Held office since March 4, 2014.

Employment Contracts

We do not have an employment contract with any executive officer. We have made no long term compensation payouts.

Equity Awards, Grant Based Awards, Stock Options, Pension Benefits and Deferred Compensation

Acology has never granted equity or grant based awards, stock options or pension benefits and has not entered into any deferred compensation plan or arrangement.

Table Of Contents	27

Compensation Analysis

Acology is presently paying compensation to its officers on an irregular and inadequate basis. We believe that regular and adequate compensation will eventually be required to retain their services. In particular, we believe that adequate compensation for persons with Messrs. Fairbrother’s and Heldoorn’s credentials and experience at a like stage of its development would involve a salary of approximately $160,000 per year, a cash bonus and non-cash incentive compensation based on performance, and stock options. We recognize that we needs to develop compensation programs that will provide adequate cash and short- and long-term incentive compensation in order to attract and retain qualified officers and key employees, but we has not yet determined what the compensation program is designed to reward; the various elements of compensation; the bases for selecting each element; how we will determine the amount to be paid for each element (or the formula for such payment); and how our decisions regarding that element fit into our overall compensation objectives and affect decisions regarding other elements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Persons Other than Management

Acology knows of no person, other than its directors and executive officers, who owns beneficially 5 percent or more of its outstanding Common Stock.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2016, for the following: (1) each of our directors and executive officers and (1) our directors and executive officers as a group.

Name and Amount of Beneficial Ownership
Name and Address of Beneficial Owner	Common Stock	Percent of Class
Curtis Fairbrother	1,879,000,000	36.4%
Douglas Heldoorn	1,923,000,000	37.2%
All directors and executive officers as a group (2 persons)	3,846,000,000	73.6%

No beneficial owner has any right, direct or indirect, to acquire common stock by conversion. The address for each beneficial owner is in care of Acology at 1620 Commerce St., Corona, CA 92880.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $32,500 for 2016 and $25,000 for 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for 2016 and $0 in audit related fees for 2015. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Table Of Contents	28

Tax Fees

Tax fees were $0 for 2016, and $0 for 2015.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2016, are filed as part of this report.

(1)       Consolidated Financial Statements of the Company.

(2)       Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Table Of Contents	29

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit	Description
3.1	Articles of incorporation of the Registrant, filed September 5, 1997. Filed as Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference
3.2	Amendment to Articles of Incorporation of the Registrant, filed February 15, 1999. Filed as Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.3	Amendment to Articles of Incorporation of the Registrant, filed January 26, 2000. Filed as Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.4	Amendment to Articles of Incorporation of the Registrant, filed July 5, 2012. Filed as Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.5	Amendment to Articles of Incorporation of the Registrant, filed January 9, 2014. Filed as Exhibit 3.5 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.6	By-laws of the Registrant. Filed as Exhibit 3.6 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.1	Convertible Promissory Note, dated March 4, 2014, made by the Registrant in favor of Richard S. Astrom. Filed as Exhibit 10.4 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.2	Pledge Agreement, dated March 4, 2014, by and between the Registrant and Richard S. Astrom. Filed as Exhibit to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.3	Convertible Note Modification Agreement, dated September 14, 2016, by and between the Registrant and Toby Smith. Filed as Exhibit 10.1 to the Quarterly Report of Registrant on Form 10-Q for the Quarter ended September 30, 2015, and incorporated herein by reference.
10.4	Second Convertible Note Modification Agreement, dated September 14, 2016, by and between the Registrant and Toby Smith. Filed herewith.
10.5	Distributorship Agreement, dated August 11, 2013, by and between Polymation LLC and D&C Distributors, LLC. Filed as Exhibit 10.6 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.6	Product License and Distribution Agreement, dated April 28, 2014, by and between D&C Distributors, LLC and IGreen Planet Store Ltd. Filed as Exhibit 10.8 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.7	Lease, dated July 29, 2014, by and between Arthur E. Gordon and Doug Heldoorn, an individual DBA D&C Distributors. Filed as Exhibit 10.10 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.
10.8	Lease Amendment, dated June 12, 2015, by and between Frontrunner Communications/Arthur Gordon and D&C Distributors LLC. Filed herewith.
10.9	Lease Amendment, dated June 1, 2016, by and between Frontrunner Communications/Arthur Gordon and D&C Distributors LLC. Filed herewith.
21.1	Subsidiaries of the Registrant. Filed as Exhibit 21.1 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer of Acology, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Principal Financial and Accounting Officer of Acology, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002. Filed herewith.

Table Of Contents	30

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Curtis Fairbrother
Name: Curtis Fairbrother
Title: Chief Executive Officer

Date: April 14, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Curtis Fairbrother	Chairman of the Board; CEO; principal executive officer;	April 14, 2017
Curtis Fairbrother	principal financial officer and principal accounting officer

/s/ Douglas Heldoorn	President; COO; Director	April 14, 2017
Douglas Heldoorn

Table Of Contents	31