Form 10-Q
period 2017-03-31
Acology Inc.
filed 2017-05-12
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

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

As of May 11, 2017, there were 5,164,134,794 shares of the Registrant’s Common Stock outstanding.

ACOLOGY, INC.
For The Quarterly Period Ended March 31, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.

CONSOLDIATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:

Cash	$113,724	$24,452
Accounts Receivable	96,132	67,034
Inventories	171,694	109,949
Note Receivable	20,836	170,836
Advance to supplier	—	—
TOTAL CURRENT ASSETS	402,386	372,271

Property and equipment, net of accumulated depeciation of $64,919 and $59,319, respectively	72,063	75,160
Security deposits	7,489	7,489

TOTAL ASSETS	$481,938	$454,920

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$267,372	$213,574
Convertible notes payable, net of debt discount of $493 and $3,205, respectively	503,106	510,395
Notes payable	600,000	600,000
Loan payable - stockholder	83,494	83,494
Accrued expenses	144,140	130,752
Derivative Liability	445,779	481,767
Capital Lease Payable	21,604	26,372
TOTAL CURRENT LIABILITIES	2,065,495	2,046,354

STOCKHOLDERS' DEFICIT
Common Stock, $0.00001 par value, 6,000,000,000 shares authorized
5,164,134,794 shares issued and outstanding
at March 31, 2017, and December 31, 2016	51,641	51,641
Additional Paid in Capital	252,572	252,572
Accumulated Deficit	(1,887,770)	(1,895,647)
TOTAL STOCKHOLDERS' DEFICIT	(1,583,557)	(1,591,434)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$481,938	$454,920

The accompanying notes are an integral part of these financial statements.

Table Of Contents	1

ACOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2017	2016

Sales	$544,830	$535,302

Cost of Sales	153,900	86,570

Gross Profit	390,930	448,732

Operating expenses:
General and administrative	369,523	390,539
Advertising and marketing	31,102	80,833
Total operating expenses	400,625	471,372

Loss from operations	(9,695)	(22,640)

Other expenses(income):
Interest expense	18,416	83,509
Gain on extinguishment of debt	—	(16,542)
Gain on change in fair value of derivative	(35,988)	(60,978)
Total other expenses	(17,572)	5,989

Income (Loss) before income taxes	7,877	(28,629)

Income tax provision	—	—

Net Income (Loss)	$7,877	$(28,629)

Loss per common share, basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding, basic and diluted	5,164,134,794	5,018,841,049

The accompanying notes are an integral part of these financial statements.

Table Of Contents	2

ACOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$7,877	$(28,629)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation expense	5,600	6,300
Gain on extinguishment of debt	—	(16,542)
Gain on change in fair value of derivative	(35,988)	(60,978)
Non cash interest expense	2,711	70,008
Changes in operating assets and liabilities
Accounts receivable	(29,098)	2,911
Inventories	(61,745)	(3,326)
Accounts payable	53,798	33,191
Advance to supplier	—	10,683
Accrued expenses	13,388	26,709
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(43,457)	40,327

INVESTING ACTIVITIES:
Loan to non related party	150,000	—
Acqusition of property and equipment	(2,503)	(10,000)
Payment of security deposits	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	147,497	(10,000)

FINANCING ACTIVITIES:
Proceeds from notes payable	—	7,500
Proceeds of loan from stockholder	—	—
Repayment of notes payable	(14,768)	(22,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,768)	(14,500)

INCREASE IN CASH	89,272	15,827

CASH - BEGINNING OF PERIOD	24,452	—

CASH - END OF PERIOD	$113,724	$15,827
	$—

Supplemental disclosures of cash flow information:
Non-cash financing activities
Conversion of convertible debt with derivative into common stock	$—	$168,153
Common stock issued in connection with conversion	$—	$151,611

The accompanying notes are an integral part of these financial statements.

Table Of Contents	3

ACOLOGY, INC.

Notes to Financial Statements

March 31, 2017

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principals of Consolidation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2017, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2016, filed with the SEC on April 14, 2017.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

Table Of Contents	5

The change in the Level 3 financial instrument is as follows:

Balance, January 1, 2017	$481,767
· Converted during the Period	—
· Change in fair value recognized in operations	(35,988)
Balance, March 31, 2017	$445,779

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

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the three months ended March 31, 2017, there were no conversions of convertible debt.

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

Table Of Contents	6

Recent accounting pronouncements

The Company does not believe there are any recently issued, but not yet effective; accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2017, the Company had a stockholders’ deficiency of $1,583,557 and a working capital deficit of $1,663,109. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that we will be able to increase sales or to obtain or extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

Note 4 – Note Receivable

On August 11, 2015, the Company loaned $150,000 to an unrelated person who is one of the convertible noteholders referred to in Note 6. The note accrues interest at the highest lawful rate, but not more the 20% per annum, the Company is accruing interest at 10% per annum based on California usury rates. The principal amount was repaid on February 16, 2017, but accrued interest of $20,836 remains unpaid.

Note 5 – Convertible Notes Payable

The following is a description of convertible notes payable at March 31, 2017:

On August 20, 2015, the Company made a convertible promissory note in the principal amount of $400,000 to a then-related party, which was reduced to $360,000 as the result of a prepayment. The note bears interest at 0.28% per annum. It originally matured on March 4, 2015, but its maturity was extended to September 14, 2016, as described below. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants, and is secured by a pledge of all the membership units in D&C. The note provided that if an event of default were to occur, the unpaid principal amount and interest accrued thereon would be convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date. The note was in default when it was not paid on March 4, 2015. On August 20, 2015, the holder of the note assigned it to an unrelated third party and on September 14, 2015, the maturity of the note was extended to September 14, 2016, the holder waived all events of default and any right to receive interest at the default rate, and the Company agreed that the holder could convert the principal and interest of the note into common stock, notwithstanding the cure of defaults. On September 14, 2016, the maturity of this note was extended to September 14, 2017. On August 28, 2015, the holder converted $50,000 of principal of the note into 428,571,429 shares of common stock and on March 10, 2016, the holder converted $60,000 of principal of the note into 189,513,580 shares of common stock. During the three months ended March 31, 2017, there were no conversions of this note. The principal balance of the note at December 31, 2016, was $250,000.

·	The Company made a convertible promissory note, dated December 15, 2015, in favor of the unrelated party referred to above in the principal amount of $8,000. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matured on December 27, 2016, and bears interest at the highest lawful rate, but not more than 20% per annum. The Company is currently negotiating an extension of the maturity date.

Table Of Contents	7

·	The Company made two convertible promissory notes, one dated February 11, 2016, and the other dated April 25, 2016, in favor of the unrelated party referred to above, each in the principal amount of $7,500. Each note is due 1 year after the date on which it was made, bears simple interest at the rate of 20 percent per annum and is convertible into shares of Common Stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date. The Company is currently negotiating an extension of the maturity dates.

The Company has determined that the conversion feature embedded in the notes described above contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The above notes are presented net of a discount of $493 at March 31, 2017, on the accompanying balance sheet. The Company used the Black-Scholes-Merton valuation model to value the conversion features using the expected life of each note, average volatility rate of approximately 396% and a discount rate of 0.52%

·	A series of promissory note conversion agreements that the Company entered into during 2014 with 10 unaffiliated persons in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The loans are non-interest bearing and have no stated maturity date. During the year ended December 31, 2016, the Company entered into agreements with four of the individuals in which the Company agreed to pay to them an additional amount equal to the current principal balance (which aggregated $32,000), which was recorded as interest expense. The notes were amended such that the Company agreed to repay the new balance over 10 monthly equal installments. The Company repaid $25,900 during the year ended December 31, 2016, and $10,000 during the three months ended March 31, 2017. There was a balance of $220,600 for all 10 of these notes at March 31, 2017.

·	A promissory note conversion agreement that the Company entered into with an unaffiliated persons in the amount of $10,000. This note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The note bears interest at 15% per annum and matured April 3, 2015. The Company is currently negotiating an extension of the maturity date.

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

On August 15, 2015, the Company made a promissory note in the amount of $150,000 to an unrelated third party. The note bears interest at 0.48% per annum provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date.

During the year ended December 31, 2016, the Company entered into a capitalized equipment lease. The capital lease is payable in 24 monthly installments of $2,000, including interest at the rate of 19.87% per annum.

Note 7 – Loan Payable - Shareholder

During the year ended December 31, 2015, the Company received advances from one of its stockholders, who is a related party, to help finance its operations. These advances are non-interest bearing and have no set maturity date. The balance at March 31, 2017, and December 31, 2016, was $83,494. The Company expects to repay these loans when cash flows become available.

Table Of Contents	8

Note 8 – Concentrations

For the three months ended March 31, 2017, one of our customers accounted for approximately 15% of sales. During the three months ended March 31, 2016, none of our customers accounted for more than 10% of sales.

For the three months ended March 31, 2017, the Company purchased approximately 49% of its products from one distributor, as compared with 95% for the three months ended March 31, 2016.

For the three months ended March 31, 2017, two of our customers accounted for 54% and 11% of accounts receivable. For the three months ended March 31, 2016, four of our customers accounted for 46%, 14%, 7%, and 3% of accounts receivable.

Note 9 – Commitments

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

Note 10 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued.

Table Of Contents	9

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

Through D&C Distributors LLC and D&C Printing LLC, we are in the business of selling and distributing patented containers that can store, grind and shred pharmaceuticals, herbs, teas and other solids or liquids. We provide custom printing of labeling for our products and products manufactured by others. We have commenced sales of humidity control inserts, hydroponic grow towers, smell-proof bags and lighters and are actively developing markets for them. Our principal product is the Medtainer®.” Sales of our Medtainer® products accounted for 86% of our revenue in 2016, as compared with 92% in 2015, 74% of our sales in the quarter ended March 31, 2017, as compared with 89% of our sales in the quarter ended March 31, 2016. The most significant components of revenues from our other products and services were printing services, which comprised 6% of our revenue in 2016, as compared with 1% in 2015, and humidity control inserts, which we introduced in 2016, comprised approximately about 3% of our revenue for that year. In the quarter ended March 31, 2017, sales of printing services and humidity control inserts comprised 5% and 13% of our revenue; in the quarter ended March 31, 2016, sales of printing services and humidity control were each less than 5% of our revenue.

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

Acology was incorporated on September 9, 1997, in the State of Florida. Acology has two operating subsidiaries, D&C Distributors LLC, which Acology acquired on March 28, 2014, and which commenced operations on January 29, 2013, and D&C Printing LLC, which was formed and commenced operations on April 14, 2015.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017
COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Three Months Ended March 31, 2017, Compared with Three Months Ended March 31, 2016

Sales: Our sales for the three months ended March 31, 2017, were $544,830, from which we earned a gross profit of $390,930. Our sales for the three months ended March 31, 2016, were $535,302, from which we earned a gross profit of $448,732. The principal reason for the decrease in gross profit from the earlier to the later period was an increase in cost of sales increased from $86,570 in the earlier period to $153,900 in the later period because of the narrow gross margins on newly introduced products and an increase in the price that we pay for Medtainers® to their manufacturer.

Table Of Contents	10

Operating Expenses: For the three months ended March 31, 2017, total operating expenses of $400,625 were incurred, including $369,523 for general and administrative expenses, of which $33,901 and $33,901 were paid to Mr. Fairbrother and Mr. Heldoorn, respectively, as officers’ compensation, and $31,102 for advertising and marketing. For the three months ended March 31, 2016, total operating expenses of $471,372 were incurred, including $390,539 for general and administrative expenses, of which $35,582 and $30,000 were paid to Mr. Fairbrother and Mr. Heldoorn, respectively, as officers’ compensation, and $80,833 for advertising and marketing. The principal reasons for the decrease in general and administrative expense of $21,016 in the later period was due to a decrease in the use of independent contractors, utility expense and other insurance expense decrease. Advertising and marketing decreased by $49,731 in the later period because we have cut our advertising due to our increase in organic growth.

Loss from Operations. Loss from operations decreased from $22,640 for the three months ended March 31, 2016, to $9,695 for the three months ended March 31, 2017, because the decrease of $70,747 in total operating expenses in the later period exceeded the decrease in gross profit of $58,193 in the later period.

Other Expenses. During the three months ended March 31, 2017, and 2016, we incurred interest expense of $18,416 and $83,509, respectively. Interest expense was lower in the later period because the accounting treatment of the excess of the fair value of the embedded conversion feature of the note over its principal amount, which excess is charged as interest upon inception, was a higher amount in 2016 than for the amount of convertible debt issued in 2017, which contained an embedded conversion feature. We also incurred a gain on extinguishment of debt of $16,542 during the three months ended March 31, 2016, as the result of the conversion of convertible debt with a bifurcated conversion feature versus $16,542 during that quarter, but no such gain during the three months ended March 31, 2017. In addition, we incurred $35,988 of gain on change in fair value of derivative during the three months ended March 31, 2017, as the result of a change in the the fair value of the embedded conversion feature of a note over its principal amount, which excess is charged as interest upon inception, versus $60,978 during the three months ended March 31, 2016.

Net Income (Loss): For the reasons set forth above, we recorded net income of $7,877 for the three months ended March 31, 2017, as compared with a net loss of $28,629 for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2016, we had $24,452 in cash and accounts receivable of $67,034, and as of March 31, 2017, we had $113,724 in cash and accounts receivable of $96,132. We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013. During the year ended December 31, 2014, we sold approximately 180,000 units. During the year ended December 31, 2015, we sold an approximately 314,000 units. During the year ended December 31, 2016, we sold approximately 419,000 units of our Medtainer® products and 160,000 units of our other products. We sold approximately 98,000 units of our Medtainer® products and approximately 142,000 units of our other products in the first quarter of 2017. Revenues from printing services have grown from $37,000 in the year ended December 31, 2015, to $112,208 in the year ended December 31, 2016; revenues were $25,302 in the first quarter of 2017. Sales of humidity control inserts were $67,999 in the first quarter of 2017, compared with $0 in the first quarter of 2016. During the three months ended March 31, 2017, we did not borrow and repaid $10,000.

We have a current inventory of approximately 156,000 containers, which we believe will be sold for approximately $702,000 and an inventory of 140,000 units of our other products, which we believe will be sold for approximately $315,000.

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

Table Of Contents	11

The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that it is available and prudent. For this reason, it has increased its sales staff from two 2 in 2013 to 18 today. Management further believes that increased sales will ultimately exceed operating expenses. However, as indicated in note 3 of the Notes to Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern and Management recognizes that the Company can take measures to increase sales only within the parameters set forth therein. Our ability to continue as a going concern is dependent on the successful execution of our operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. During 2016, we increased sales of our Medtainer® products increased sales of printing services and introduced new products, resulting in increased revenues.

The Company’s revenues have grown every year since in commenced business. In 2013, our sales were $254,992; in 2014, they were $460,756; in 2015, they were $1,441,441; and in 2016, they were $1,975,923. We reduced our net loss from $63,213 for the three months ended March 31, 2015, to $28,629 for the three months ended March 31, 2016, and most significantly, we believe, for the three months ended March 31, 2017, recorded net income, in the amount of $7,877. We hope that we can improve these results in the balance of 2017 and beyond, but cannot assure that we will be able to do so.

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

Table Of Contents	12

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of March 31, 2017, management had not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table Of Contents	13

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification pursuant to Sarbanes-Oxley Section 302

32.1	Certification pursuant to Sarbanes-Oxley Section 906

Table Of Contents	14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Curtis Fairbrother
Date: May 12, 2017		Name: Curtis Fairbrother
Title: Principal Executive Officer; Principal Accounting Officer

Table Of Contents	15