Form 10-Q
period 2017-06-30
Acology Inc.
filed 2017-08-14
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from ______________________________________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 10, 2017, there were 5,240,770,201 shares of the Registrant’s Common Stock outstanding.

ACOLOGY, INC.

For The Quarterly Period Ended June 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:

Cash	$629	$24,452
Accounts Recievable	97,829	67,034
Inventories	127,568	109,949
Note Receivable	20,836	170,836
Total Current Assets	246,862	372,271

Property & equipment, net of accumulated depreciation	68,053	75,160
Security Deposits	7,489	7,489

TOTAL ASSETS	$322,404	$454,920

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$127,334	$213,574
Convertible notes payable, net of discount	503,106	510,395
Notes Payable	600,000	600,000
Loan Payable - stockholder	83,494	83,494
Accrued expenses	156,165	130,752
Derivative Liability	317,252	481,767
Capital Lease Payable	19,962	26,372
Total Current Liabilities	1,807,313	2,046,354

STOCKHOLDERS’ DEFICIENCY
Common Stock, $00001 par value, 6,000,000,000 shares authorized
5,164,134,794 shares issued and outstanding	—	—
at June 30, 2017 and December 31, 2016, respectively	51,641	51,641
Additional Paid in Capital	252,572	252,572
Accumulated Deficit	(1,789,122)	(1,895,647)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,484,909)	(1,591,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$322,404	$454,920

 The accompanying notes are an integral part of these financial statements

ACOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016

Sales	$1,090,035	$962,328	$545,205	$427,026

Cost of Sales	338,724	266,165	184,824	179,595
			—
Gross Profit	751,311	696,163	360,381	247,431
			—
Operating expenses:			—
General and administrative	734,593	567,678	365,070	177,139
Advertising and marketing	40,828	196,585	9,726	115,752
Total Operating Expenses	775,421	764,263	374,796	292,891
			—
Loss from operations	(24,110)	(68,100)	(14,415)	(45,460)
			—
Other expenses (income):			—
Interest expense	33,880	163,234	15,464	79,725
Gain on extinguishment of debt		(16,542)	—	—
Gain on change in fair value of derivative	(164,515)	(95,549)	(128,527)	(34,571)
Total Other Expenses (Income)	(130,635)	51,143	(113,063)	45,154
			—
Income (Loss) before income taxes	106,525	(119,243)	98,648	(90,614)

Income tax provision		—		—

NET PROFIT/LOSS	$106,525	$(119,243)	$98,648	$(90,614)

Loss per common share, basic and diluted	0.00	0.00	0.00	0.00

Weighted average common shares outstanding, basic & diluted	5,164,134,794	5,091,889,286	5,164,134,794	5,164,134,794

The accompanying notes are an integral part of these financial statements

ACOLOGY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016

OPERATING ACTIVITIES:
Net loss	106,525	(119,243)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	11,200	12,800
Gain on extinguishment of debt		(16,542)
Gain on change in fair value of derivative	(164,515)	(95,549)
Non cash interest expense	2,711	136,233
Changes in operating assets and liabilities
Accounts Recievable	(30,795)	901
Inventories	(17,619)	(21,761)
Accounts Payable	(86,240)	6,332
Advances to supplier	—	10,683
Accrued expenses	25,413	82,500
NET CASH USED IN OPERATING ACTIVITIES	(153,320)	(3,646)

INVESTING ACTIVITIES:
Repayment of loan from non related party	150,000	—
Acquisition of property and equipment	(4,093)	(17,860)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	145,907	(17,860)

FINANCING ACTIVITIES:
Proceeds from notes payable		15,000
Repayment of notes and capital lease payable	(16,410)	(29,500)
NET CASH USED IN FINANCING ACTIVITIES	(16,410)	(14,500)

DECREASE IN CASH	(23,823)	(36,006)

CASH - BEGINNING OF PERIOD	24,452	37,533

CASH - END OF PERIOD	629	1,527
	—
Supplemental disclosure of cash flow information:
Non-cash financing activities
Conversion of convertible debt with derivative into common stock	—	168,153
Common stock issued in connection with conversion	—	151,611

 The accompanying notes are an integral part of these financial statements

ACOLOGY, INC.

Notes to Financial Statements

June 30, 2017

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principals of Consolidation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30,2017, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2016, filed with the SEC on April 14, 2017.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

The change in the Level 3 financial instrument is as follows:

Balance, January 1, 2017	$481,767
● Converted during the Period	0
● Change in fair value recognized in operations	(164,515)
Balance, June 30, 2017	$317,252

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures the useful life is 5 years, Leasehold Improvements are depreciated over the 2-year lease term. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the six months ended June 30, 2017, there were no conversions of convertible debt.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2017, the Company had a stockholders’ deficiency of $1,484,909 and a working capital deficit of $1,560,451. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that we will be able to increase sales or to obtain or extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

Note 4 – Note Receivable

On August 11, 2015, the Company loaned $150,000 to an unrelated person who is one of the convertible noteholders referred to in Note 6. The note accrues interest at the highest lawful rate, but not more the 20% per annum, the Company is accruing interest at 10% per annum based on California usury rates. The principal amount was repaid on February 16, 2017, but accrued interest of $20,836 remains unpaid at June 30, 2017.

Note 5 – Convertible Notes Payable

The following is a description of convertible notes payable at June 30, 2017:

On August 20, 2015, the Company entered into a convertible promissory note in the principal amount of $400,000 to a then-related party, which was reduced to $360,000 as the result of a prepayment. The note bears interest at 0.28% per annum. It originally matured on March 4, 2015, but its maturity was extended to September 14, 2016, as described below. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants, and is secured by a pledge of all the membership units in D&C. The note provided that if an event of default were to occur, the unpaid principal amount and interest accrued thereon would be convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date. The note was in default when it was not paid on March 4, 2015. On August 20, 2015, the holder of the note assigned it to an unrelated third party and on September 14, 2015, the maturity of the note was extended to September 14, 2016, the holder waived all events of default and any right to receive interest at the default rate, and the Company agreed that the holder could convert the principal and interest of the note into common stock, notwithstanding the cure of defaults. On September 14, 2016, the maturity of this note was extended to September 14, 2017. On August 28, 2015, the holder converted $50,000 of principal of the note into 428,571,429 shares of common stock and on March 10, 2016, the holder converted $60,000 of principal of the note into 189,513,580 shares of common stock.

During the three months ended June 30, 2017, there were no conversions of this note. The principal balance of the note at June 30, 2017, was $250,000.

The Company entered into a convertible promissory note, dated December 15, 2015, in favor of the unrelated party referred to above in the principal amount of $8,000. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matured on December 27, 2016, and bears interest at the highest lawful rate, but not more than 20% per annum. The Company is currently negotiating an extension of the maturity date.

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

The Company has determined that the conversion feature embedded in the notes described above contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The above notes are presented net of a discount of $493 at June 30, 2017, on the accompanying balance sheet. The Company used the Black-Scholes-Merton valuation model to value the conversion features using the expected life of each note, average volatility rate of approximately 396% and a discount rate of 0.52%

A series of promissory note conversion agreements that the Company entered into during 2014 with 10 unaffiliated persons in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The loans are non-interest bearing and have no stated maturity date. During the year ended December 31, 2016, the Company entered into agreements with four of the individuals in which the Company agreed to pay to them an additional amount equal to the current principal balance (which aggregated $32,000), which was recorded as interest expense. The notes were amended such that the Company agreed to repay the new balance over 10 monthly equal installments. The Company repaid $25,900 during the year ended December 31, 2016, and $0 during the three months ended June 30, 2017. There was a balance of $220,600 for all 10 of these notes at June 30, 2017.

A promissory note conversion agreement that the Company entered into with an unaffiliated persons in the amount of $10,000. This note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The note bears interest at 15% per annum and matured April 3, 2015. The Company is currently negotiating an extension of the maturity date.

Note 6 – Notes Payable

During 2014, the Company entered into a series of promissory notes with four unaffiliated persons in the original aggregate amount of $457,000. During the year ended December 31, 2016, the Company repaid one of these notes in the original principal amount of $7,000. These notes bear interest at rates ranging from 10% to 15% (with a weighted-average rate of 11.7%) and matured as follows:

April 10, 2015	$300,000
May 19, 2015	150,000

These notes are currently past due and the Company is negotiating an extension of their respective maturity dates.

On August 15, 2015, the Company entered into a promissory note in the amount of $150,000 to an unrelated third party. The note bears interest at 0.48% per annum provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date.

During the year ended December 31, 2016, the Company entered into a capitalized equipment lease. The capital lease is payable in 24 monthly installments of $2,000, including interest at the rate of 19.87% per annum.

Note 7 – Loan Payable - Shareholder

During the year ended December 31, 2015, the Company received advances from one of its stockholders, who is a related party, to help finance its operations. These advances are non-interest bearing and have no set maturity date. The balance at June 30, 2017, and December 31, 2016, was $83,494. The Company expects to repay these loans when cash flows become available.

Note 8 – Concentrations

For the six months ended June 30, 2017, one of our customers accounted for approximately 17% of sales. During the six months ended June 30, 2016, one of our customers accounted for 10% of sales.

For the six months ended June 30, 2017 and 2016, the Company purchased approximately 63% and 95% of its products from one distributor.

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

Note 10 – Subsequent Events

In July 2017, the Company exchanged $412,600 of its debt, including interest, for 76,635,407 shares of Common Stock and retired a convertible promissory note, of which $250,000 was outstanding.

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

Through D&C Distributors LLC and D&C Printing LLC, we are in the business of selling and distributing patented containers that can store, grind and shred pharmaceuticals, herbs, teas and other solids or liquids. We provide custom printing of labeling for our products and products manufactured by others. We have commenced sales of humidity control inserts, hydroponic grow towers, smell-proof bags and lighters and are actively developing markets for them. Our principal product is the Medtainer®.” Sales of our Medtainer® products accounted for 86% of our revenue in 2016, as compared with 92% in 2015, 65% of our sales in the quarter ended June 30, 2017, as compared with 87% of our sales in the quarter ended June 30, 2016. The most significant components of revenues from our other products and services were printing services, which comprised 6% of our revenue in 2016, and humidity control inserts, which we introduced in 2016, comprised approximately about 3% of our revenue for that year. In the quarter ended June 30, 2017, sales of printing services and humidity control inserts comprised 7% and 14% of our revenue; in the quarter ended June 30, 2016, sales of printing services and humidity control were each less than 5% of our revenue.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2017
COMPARED TO THREE MONTHS ENDED JUNE 30, 2016

Three Months Ended June 30, 2017, Compared with Three Months Ended June 30, 2016

Sales: Our sales for the three months ended June 30, 2017, were $545,205, from which we earned a gross profit of $360,381. Our sales for the three months ended June 30, 2016, were $427,026, from which we earned a gross profit of $247,431.

Operating Expenses: For the three months ended June 30, 2017, total operating expenses of $374,796 were incurred, including $365,070 for general and administrative expenses, of which $35,404 was paid to each of Mr. Fairbrother and Mr. Heldoorn as officers’ compensation, and $9,726 for advertising and marketing. For the three months ended June 30, 2016, total operating expenses of $292,891 were incurred, including $177,139 for general and administrative expenses, of which $38,717 and $30,000 were paid to Mr. Fairbrother and Mr. Heldoorn, respectively, as officers’ compensation, and $115,752 for advertising and marketing. The principal reasons for the increase in general and administrative expense of $187,931 in the later period was due to an increase in payroll, professional fees. Advertising and marketing decreased by $106,026 in the later period because we have cut our advertising due to our increase in organic growth.

Loss from Operations. Loss from operations decreased from $45,460 for the three months ended June 30, 2016, to $14,415 for the three months ended June 30, 2017, mainly due to the increase in gross profit of $118,179.

Other Expenses. During the three months ended June 30, 2017, and 2016, we incurred interest expense of $15,464 and $79,725, respectively. Interest expense was lower in the later period because the accounting treatment of the excess of the fair value of the embedded conversion feature of the note over its principal amount, which excess is charged as interest upon inception, was a higher amount in 2016 than for the amount of convertible debt issued in 2017, which contained an embedded conversion feature. We incurred no gain on extinguishment of debt during the three months ended June 30, 2017. We incurred $128,527 of gain on change in fair value of derivative during the three months ended June 30, 2017, as the result of a change in the fair value of the embedded conversion feature of a note over its principal amount, which excess is charged as interest upon inception, versus $34,571 during the three months ended June 30, 2016.

Net Income (Loss): For the reasons set forth above, we recorded net income $98,645 for the three months ended June 30, 2017, as compared with a net loss of $90,614 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017, Compared with Six Months Ended June 30, 2016

Sales: Sales for the six months ended June 30, 2017, were $1,090,035, from which we earned a gross profit of $751,311. Sales for the six months ended June 30, 2016, were $962,328, from which we earned a gross profit of $696,163.

Operating Expenses: For the six months ended June 30, 2017, total operating expenses of $775,421 were incurred, including $734,593 for general and administrative expenses, of which $69,305 was paid to each of Mr. Fairbrother and Mr. Heldoorn as officers’ compensation, and $40,828 for advertising and marketing. For the six months ended June 30, 2016, total operating expenses of $764,263 were incurred, including $567,678 for general and administrative expenses, of which $74,299 and $60,000 were paid to Mr. Fairbrother and Mr. Heldoorn, respectively, as officers’ compensation, and $196,585 for advertising and marketing. The principal reasons for the increase in general and administrative expense of $166,915 in the later period was due to an increase in payroll, professional fees. Advertising and marketing decreased by $155,757 in the later period because we have cut our advertising due to our increase in organic growth.

Loss from Operations. Loss from operations decreased from $68,100 for the six months ended June 30, 2016, to $24,110 for the six months ended June 30, 2017, mainly due to the increase of gross profit of $55,148.

Other Expenses. During the six months ended June 30, 2017, and 2016, we incurred interest expense of $33,880 and $163,234, respectively. Interest expense was lower in the later period because the accounting treatment of the excess of the fair value of the embedded conversion feature of the note over its principal amount, which excess is charged as interest upon inception, was higher in 2016 than in 2017, which contained an embedded conversion feature. We incurred no gain on extinguishment of debt during the six months ended June 30, 2017. In addition, we recorded a gain of $164,515 on change in fair value of derivative during the six months ended June 30, 2017, as the result of a change in the fair value of the embedded conversion feature of a note over its principal amount, which excess is charged as interest upon inception, versus $95,549 during the six months ended June 30, 2016.

Net Income (Loss): For the reasons set forth above, we recorded net income $106,525 for the six months ended June 30, 2017, as compared with net loss of $119,243 for the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2016, we had $24,452 in cash and accounts receivable of $67,034, and as of June 30, 2017, we had $629 in cash and accounts receivable of $97,829. We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013. During the year ended December 31, 2014, we sold approximately 180,000 units. During the year ended December 31, 2015, we sold an approximately 314,000 units. During the year ended December 31, 2016, we sold approximately 419,000 units of our Medtainer® products and 160,000 units of our other products. We sold approximately 104,000 units of our Medtainer® products and approximately 147,000 units of our other products during the three months ended June 30, 2017. Revenues from printing services have grown from $37,000 in the year ended December 31, 2015, to $112,208 in the year ended December 31, 2016; revenues were $38,300 during the three months ended June 30. 2017. Sales of humidity control inserts were $76,592 during the three months ended June 30, 2017, compared with $3539 in the three months ended June 30, 2016. During the three months ended June 30, 2017, we did not borrow.

We have a current inventory of approximately 154,000 containers, which we believe will be sold for approximately $710,000 and an inventory of 120,000 units of our other products, which we believe will be sold for approximately $320,000.

In July 2017, the Company exchanged $412,600 of its debt, including accrued interest, for _76,635,407 shares of Common Stock and retired a convertible promissory note, on which $250,000 was outstanding, thereby reducing its obligations for borrowed money to _$879,401, of which $879,401 is past due, thereby reducing its funding requirements. As a result, the Company believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including $879,401 to repay loans that are past due, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of overdue loans, in which case the amount of such funding will be reduced, but cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2017 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. While the Company believes that the reduction in debt makes it more attractive to lenders and investors, it can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms.

The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that it is available and prudent. For this reason, it has increased its sales staff from two 2 in 2013 to 18 today. Management further believes that increased sales will ultimately exceed operating expenses. The Company expects the reduction in indebtedness and the associated reduction in gain in fair value of derivative will improve its net income, but this will be offset by a gain on extinguishment of debt associated with $250,000 of retired indebtedness. However, as indicated in note 3 of the Notes to Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern and Management recognizes that the Company can take measures to increase sales only within the parameters set forth therein. Our ability to continue as a going concern is dependent on the successful execution of our operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. During 2016 and during the six months ended June 30, 2017, we increased sales of our Medtainer ® products increased sales of printing services and introduced new products, resulting in increased revenues.

The Company’s revenues have grown every year since in commenced business. In 2013, our sales were $254,992; in 2014, they were $460,756; in 2015, they were $1,441,441; and in 2016, they were $1,975,923. We reversed from our net loss from $90,614 for the three months ended June 30, 2016, to a net profit of $98,648 for the three months ended June 30, 2017. We hope that we can improve these results in the balance of 2017 and beyond, but cannot assure that we will be able to do so.

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

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of June 30, 2017, management had not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to nor do we expect the institution of any litigation by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2017, the Company entered into agreements with 11 persons under which they exchanged $412,600 principal amount of convertible and nonconvertible debt, including accrued interest of $131,500 for 76,635,407 shares of the Company’s common stock. The Company believe that the sales of these shares by reason of the exchange was exempt from registration under the Securities Act of 1933 because they were transactions by an issuer not involving a public offering under Section 4(a)(2) thereof.

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

	By:	/s/ Curtis Fairbrother
Date: August 11, 2017		Name: Curtis Fairbrother
Title: Chief Executive Officer, Principal
Accounting Officer, Director