Form 10-Q
period 2017-09-30
Acology Inc.
filed 2017-11-08
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017

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

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging Growth Company	[X]

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

As of November 7, 2017, there were 5,249,511,090 shares of the Registrant’s Common Stock outstanding.

ACOLOGY, INC.

For the Quarterly Period Ended September 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:

Cash	$3,591	$24,452
Accounts Receivable	75,770	67,034
Inventories	228,851	109,949
Note Receivable	20,836	170,836
Total Current Assets	329,048	372,271

Property & equipment, net of accumulated depreciation	75,331	75,160
Security Deposits	7,489	7,489

TOTAL ASSETS	$411,868	$454,920

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$261,019	$213,574
Convertible notes payable, net of discount	105,006	510,395
Notes Payable	375,000	600,000
Loan Payable - stockholder	122,994	83,494
Accrued expenses	100,554	130,752
Derivative Liability	24,619	481,767
Capital Lease Payable	45,148	26,372
Total Current Liabilities	1,034,340	2,046,354

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $.001 par value, 5,000,000 shares authorized
No shares issued and outstanding	—	—
Common Stock, $.001 par value, 6,000,000,000 shares authorized
5,249,511,090 and 5,164,134,794 shares issued and outstanding
at September 30, 2017, and December 31, 2016, respectively	137,017	51,641
Additional Paid in Capital	1,399,509	252,572
Accumulated Deficit	(2,158,998)	(1,895,647)
TOTAL STOCKHOLDERS' DEFICIENCY	(622,472)	(1,591,434)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$411,868	$454,920

The accompanying notes are an integral part of these financial statements.

ACOLOGY, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

Sales	$1,585,220	$1,441,180	$495,185	$478,852

Cost of Sales	494,497	383,709	155,773	117,544

Gross Profit	1,090,723	1,057,471	339,412	361,308

COSTS AND EXPENSES:
General and administrative	1,170,056	876,701	435,463	309,023
Advertising and marketing	42,971	248,773	2,143	52,188
Total Operating Expenses	1,213,027	1,125,474	437,606	361,211

Income (Loss) from operations	(122,304)	(68,003)	(98,194)	97

Other Expenses (Income):
Interest expense	50,909	224,696	17,029	61,462
(Gain) Loss on extinguishment of debt	245,391	(16,542)	245,391	—
Gain on change in fair value of derivative	(166,253)	(160,618)	(1,738)	(65,069)
Loss on sale of equipment	11,000	—	11,000	—
Total Other Expenses (Income)	141,047	47,536	271,682	(3,607)

Income (Loss) before income taxes	(263,351)	(115,539)	(369,876)	3,704

Income tax provision	—	—	—	—

NET INCOME (LOSS)	$(263,351)	$(115,539)	$(369,876)	$3,704

Income (Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average common shares outstanding, basic & diluted	5,191,085,302	5,116,235,757	5,224,221,173	5,164,134,794

The accompanying notes are an integral part of these financial statements.

ACOLOGY, INC.

 STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended September 30,
	2017	2016

OPERATING ACTIVITIES:
Net Loss	$(263,351)	$(115,539)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	16,800	22,500
(Gain) Loss on extinguishment of debt	245,391	(16,542)
Gain on change in fair value of derivative	(166,253)	(160,618)
Non cash interest expense	2,711	184,196
Loss on sale of equipment	11,000	—
Changes in operating assets and liabilities
Accounts Recievable	(8,736)	(33,338)
Inventories	(118,904)	(29,877)
Accounts Payable	47,445	25,792
Advances to supplier	—	10,683
Accrued expenses	42,829	113,302
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(191,068)	559

INVESTING ACTIVITIES:
Repayment of loan from non related party	150,000	—
Proceeds from sale of equipment	15,000	—
Acquisition of property and equipment	(3,069)	(15,330)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	161,931	(15,330)

FINANCING ACTIVITIES:
Proceeds from notes payable	—	15,000
Repayment of notes payable	(10,000)	(32,900)
Proceeds from related party loan	39,500	—
Repayment of capital lease payable	(21,224)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,276	(17,900)

DECREASE IN CASH	(20,861)	(32,671)

CASH - BEGINNING OF PERIOD	24,452	37,533

CASH - END OF PERIOD	$3,591	$4,862

Supplemental disclosure of cash flow information:
Non-cash financing activities
Conversion of debt into common stock	$373,100	$168,153
Common stock issued in connection with conversion	$1,232,313	$151,611

The accompanying notes are an integral part of these financial statements.

ACOLOGY, INC.

Notes to Financial Statements

September 30, 2017

(Unaudited)

Note 1 – Business

Acology, Inc. (the “Company”), through its wholly owned subsidiary, D&C Distributors LLC (“D&C”) is in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs, and through D&C’s wholly owned subsidiary, D&C Printing LLC (“Printing”), is in the business of private labeling and branding for purchasers of containers and other products.

D&C and Printing were formed under the laws of the State of California on January 29, 2013, and April 14, 2015, respectively.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principals of Consolidation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30,2017, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016, filed with the SEC on April 14, 2017.

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

The change in the Level 3 financial instrument is as follows:

Balance, January 1, 2017	$481,767
· Extinguished during the Period	$(290,895)
· Change in fair value recognized in operations	$(166,253)
Balance, September 30, 2017	$24,619

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the nine months ended September 30, 2017, there were no conversions of convertible debt.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2017, the Company had a stockholders’ deficiency of $622,472 and a working capital deficit of $705,292. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that we will be able to increase sales or to obtain or extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

Note 4 – Note Receivable

On August 11, 2015, the Company loaned $150,000 to an unrelated person who is one of the convertible noteholders referred to in Note 5. The note accrues interest at the highest lawful rate, but not more the 20% per annum, the Company is accruing interest at 10% per annum based on California usury rates. The principal amount of this note was repaid on February 16, 2017, but accrued interest of $20,836 remains unpaid at September 30, 2017.

Note 5 – Convertible Notes Payable

The following is a description of convertible notes payable at September 30, 2017:

On August 20, 2015, the Companymade into a convertible promissory note in the principal amount of $400,000 in favor of a then-related party, which was reduced to $360,000 as the result of a prepayment. The note bears interest at 0.28% per annum. It originally matured on March 4, 2015, but its maturity was extended to September 14, 2016, as described below. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants, and is secured by a pledge of all the membership units in D&C. The note provided that if an event of default were to occur, the unpaid principal amount and interest accrued thereon would be convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date. The note was in default when it was not paid on March 4, 2015. On August 20, 2015, the holder of the note assigned it to an unrelated third party and on September 14, 2015, the maturity of the note was extended to September 14, 2016, the holder waived all events of default and any right to receive interest at the default rate, and the Company agreed that the holder could convert the principal and interest of the note into common stock, notwithstanding the cure of defaults. On September 14, 2016, the maturity of this note was extended to September 14, 2017. On August 28, 2015, the holder converted $50,000 of principal of the note into 428,571,429 shares of common stock and on March 10, 2016, the holder converted $60,000 of principal of the note into 189,513,580 shares of common stock. On July 5, 2017, the Company satisfied the note in full for a payment of $100, resulting in a gain on extinguishment of $540,795, which included a removal of the associated derivative liability relating to the conversion feature of $290,895.

The Company made a convertible promissory note, dated December 15, 2015, in favor of the unrelated party referred to above in the principal amount of $8,000. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matured on December 27, 2016, and bears interest at the highest lawful rate, but not more than 20% per annum. The note is overdue and the Company is negotiating an extension of its maturity date.

The Company made two convertible promissory notes, one dated February 11, 2016, and the other dated April 25, 2016, in favor of the unrelated party referred to above, each in the principal amount of $7,500. Each note is due 1 year after the date on which it was made, bears simple interest at the rate of 20 percent per annum and is convertible into shares of Common Stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date. These notes are overdue and the Company is negotiating an extension of the maturity dates.

The Company has determined that the conversion feature embedded in the notes described above contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The above notes are presented net of a discount of $493 at September 30, 2017, on the accompanying balance sheet. The Company used the Black-Scholes-Merton valuation model to value the conversion features using the expected life of each note, average volatility rate of approximately 174% and a discount rate of 0.52%

A series of promissory note conversion agreements that the Company entered into during 2014 with 10 unaffiliated persons in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The loans are non-interest bearing and have no stated maturity date. During the year ended December 31, 2016, the Company entered into agreements with four of the individuals in which the Company agreed to pay to them an additional amount equal to the current principal balance (which aggregated $32,000), which was recorded as interest expense. The notes were amended such that the Company agreed to repay the new balance over 10 monthly equal installments. The Company repaid $25,900 during the year ended December 31, 2016, and $0 during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the Company exchanged $148,100 of the above notes for 15,376,296 shares of common stock. The conversion were accounted for as an extinguishment of debt resulting in a loss of $81,213. There was a balance of $72,500 relating to notes at September 30, 2017.

The Company has entered into a promissory note conversion agreement that with an unaffiliated person in the amount of $10,000. This note is convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The note bears interest at 15% per annum and matured April 3, 2015. The note is overdue and Company is negotiating an extension of the maturity date.

Note 6 – Notes Payable

During 2014, the Company made a series of promissory notes in favor of four unaffiliated persons in the original aggregate amount of $457,000. During the year ended December 31, 2016, the Company repaid one of these notes in the original principal amount of $7,000. These notes bear interest at rates ranging from 10% to 15% (with a weighted-average rate of 11.7%). These notes are overdue and the Company is negotiating an extension of their respective maturity dates.

On August 15, 2015, the Company made a promissory note in the amount of $150,000 in favor of an unrelated third party. The note bears interest at 0.48% per annum provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The note is overdue and the Company is negotiating an extension of the maturity date.

During the nine months ended September 30, 2017, the Company exchanged $225,000 of principal and $73,027 of accrued interest of the above notes for 70,000,000 shares of common stock. These exchanges were accounted for as an extinguishment of debt resulting in a loss of $704,973. The Company had $375,000 of notes payable outstanding at September 30, 2017.

During the year ended December 31, 2016, the Company entered into a capitalized equipment lease. The capital lease is payable in 24 monthly installments of $2,000, including interest at the rate of 19.87% per annum.

During the nine months ended September 30, 2017, the Company entered into a second capitalized equipment lease. The capital lease is payable in 24 monthly installments of $2,000, including interest at the rate of 19.87% per annum.

Note 7 – Loan Payable - Shareholder

The Company has received advances from one of its stockholders, who is a related party, to help finance its operations. During the nine months ended September 30, 2017, the Company received advances of $39,500 from this stockholder. These advances are non-interest bearing and have no set maturity date. The balance at September 30, 2017, and December 31, 2016, was $122,994 and $83,494, respectively. The Company expects to repay these loans when cash flows become available.

Note 8 – Concentrations

For the three month period ended September 30, 2017, the Company’s largest customer accounted for approximately 19% of sales and 18% of sales for the nine months ended September 30, 2017. For the three month period ended September 30, 2016, the Company’s largest customer accounted for approximately 20% of sales and for approximately 14% of sales for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017 and 2016, the Company purchased respectively approximately 39% and 83% of its products from one distributor. For the three months ended September 30, 2017 and 2016, the Company purchased respectively approximately 42% and 72% of its products from one distributor.

Note 9 – Stockholders’ Equity

During the nine months ended September 30, 2017, the Company issued 85,376,296 shares of common stock to certain noteholders, as described in notes 5 and 6.

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

Note 11 – Subsequent Events

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

Through D&C Distributors LLC and D&C Printing LLC, we are in the business of selling and distributing patented containers that can store, grind and shred pharmaceuticals, herbs, teas and other solids or liquids. We provide custom printing of labeling for our products and products manufactured by others. We have commenced sales of humidity control inserts, hydroponic grow towers, smell-proof bags and lighters and are actively developing markets for them. Our principal product is the Medtainer®. Sales of our Medtainer® products accounted for 86% of our revenue in 2016, as compared with 92% in 2015, 70% of our sales in the quarter ended September 30, 2017, as compared with 84% of our sales in the quarter ended September 30, 2016. The most significant components of revenues from our other products and services were printing services, which comprised 5% of our revenue in 2016, and humidity control inserts, which we introduced in 2016, comprised approximately about 5% of our revenue for that year. In the quarter ended September 30, 2017, sales of printing services and humidity control inserts comprised 6% and 17% of our revenue respectively; in the quarter ended September 30, 2016, sales of printing services and humidity control were a combined 10% of our revenue.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2017
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Sales: Our sales for the three months ended September 30, 2017, were $495,185, from which we earned a gross profit of $339,412. Our sales for the three months ended September 30, 2016, were $478,582, from which we earned a gross profit of $361,308.

Operating Expenses: For the three months ended September 30, 2017, total operating expenses of $437,606 were incurred, including $435,463 for general and administrative expenses, of which $30,412 was paid to each of Mr. Fairbrother and Mr. Heldoorn as officers’ compensation, and $2,143 for advertising and marketing. For the three months ended September 30, 2016, total operating expenses of $361,211 were incurred, including $309,023 for general and administrative expenses, of which $33,583 and $30,000 were paid to Mr. Fairbrother and Mr. Heldoorn, respectively, as officers’ compensation, and $52,188 for advertising and marketing. The principal reasons for the increase in general and administrative expense of $120,640 in the later period was due to an increase in printing expense, payroll and professional fees. Advertising and marketing decreased by $50,045 in the later period because we cut our advertising due to our increase in organic growth.

Loss from Operations. We earned a profit of $97 for the three months ended September 30, 2016, but incurred a loss of $98,194 for the three months ended September 30, 2017, mainly due to the decrease in gross profit of $21,896 and the increase of general and administrative expenses.

Other Expenses. During the three months ended September 30, 2017, and 2016, we incurred interest expense of $17,029 and $61,462, respectively. Interest expense was lower in the later period because the accounting treatment of the excess of the fair value of the embedded conversion feature of the note over its principal amount, which excess is charged as interest upon inception, was a higher amount in 2016 than for the convertible debt issued in 2017, which contained an embedded conversion feature. We incurred a loss on extinguishment of debt of $245,391 during the three months ended September 30, 2017. We also recorded a gain on change in fair value of derivative during the three months ended September 30, 2017 of $1,738, versus $65,069 during the three months ended September 30, 2016, and a loss on sale of equipment of $11,000.

Net Income (Loss): For the reasons set forth above, we recorded a net loss of $369,876 for the three months ended September 30, 2017, as compared with a net income of $3,704 for the three months ended September 30, 2016.

NINE MONTHS ENDED SEPTEMBER 30, 2017
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Sales: Sales for the nine months ended September 30, 2017, were $1,585,220, from which we earned a gross profit of $1,090,723. Sales for the nine months ended September 30, 2016, were $1,441,180, from which we earned a gross profit of $1,057,471.

Operating Expenses: For the nine months ended September 30, 2017, total operating expenses of $1,213,027 were incurred, including $1,170,056 for general and administrative expenses, of which $99,178 was paid to each of Mr. Fairbrother and Mr. Heldoorn as officers’ compensation, and $42,971 for advertising and marketing. For the nine months ended September 30, 2016, total operating expenses of $1,125,474 were incurred, including $876,701 for general and administrative expenses, of which $107,882 and $90,000 were paid to Mr. Fairbrother and Mr. Heldoorn, respectively, as officers’ compensation, and $248,773 for advertising and marketing. The principal reasons for the increase in general and administrative expense of $274,549 in the later period was due to an increase in printing, payroll and professional fees. Advertising and marketing decreased by $205,802 in the later period because we cut our advertising due to our increase in organic growth.

Loss from Operations. Loss from operations increased from $68,003 for the nine months ended September 30, 2016, to $122,304 for the nine months ended September 30, 2017, mainly due to the increase in operating expenses of $87,553.

Other Expenses. During the nine months ended September 30, 2017, and 2016, we incurred interest expense of $50,909 and $224,696, respectively. Interest expense was lower in the later period because the accounting treatment of the excess of the fair value of the embedded conversion feature of the note over its principal amount, which excess is charged as interest upon inception, was higher in 2016 than in 2017, which contained an embedded conversion feature. We incurred a loss on extinguishment of debt of $245,391 during the nine months ended September 30, 2017. In addition, we recorded a gain of $166,253 on change in fair value of derivative during the nine months ended September 30, 2017, as the result of a change in the fair value of the embedded conversion feature of a note over its principal amount versus $160,618 during the nine months ended September 30, 2016.

Net Income (Loss): For the reasons set forth above, we recognized a net loss of $263,351 for the nine months ended September 30, 2017, as compared with net loss of $115,539 for the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2016, we had $24,452 in cash and accounts receivable of $67,034, and as of September 30, 2017, we had $3,591 in cash and accounts receivable of $75,770. We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013. During the year ended December 31, 2014, we sold approximately 180,000 units. During the year ended December 31, 2015, we sold an approximately 314,000 units. During the year ended December 31, 2016, we sold approximately 419,000 units of our Medtainer® products and 160,000 units of our other products. We sold approximately 92,740 units of our Medtainer® products and approximately 180,000 units of our other products during the three months ended September 30, 2017. Revenues from printing services have grown from $37,000 in the year ended December 31, 2015, to $112,208 in the year ended December 31, 2016; such revenues were $46,273 during the three months ended September 30. 2017. Sales of humidity control inserts were $84,625 during the three months ended September 30, 2017, compared with $21,151 in the three months ended September 30, 2016.

We have a current inventory of approximately 158,000 containers, which we believe will be sold for approximately $742,600 and an inventory of 246,400 units of our other products, which we believe will be sold for approximately $275,000.

In July 2017, the Company exchanged $373,000 of its debt, plus accrued interest, for 85,376,296 shares of Common Stock and retired a convertible promissory note, on which $250,000 was outstanding, thereby reducing its obligations for borrowed money to $465,000, all of which is past due, thereby reducing its funding requirements. As a result, the Company believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including $465,000 to repay loans that are past due, assuming that the Company’s operating loss remains at about the same level. The Company is seeking extensions of overdue loans, and to the extent that it is successful, the amount of such funding will be reduced, but cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2017 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. While the Company believes that the reduction in debt makes it more attractive to lenders and investors, it can give no assurance that it will be successful in continuing to do so or that such funding, if available, can be obtained on acceptable terms.

The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that it is available and prudent. For this reason, it has increased its sales staff from two 2 in 2013 to 18 today. Management further believes that increased sales will ultimately exceed operating expenses. The Company expects the reduction in indebtedness and the associated reduction in gain in fair value of derivative will improve its net income, but this will be offset by a loss on extinguishment of debt associated with $373,000 of retired indebtedness. However, as indicated in note 3 of the notes to Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern and Management recognizes that the Company can take measures to increase sales only within the parameters set forth therein. Our ability to continue as a going concern is dependent on the successful execution of our operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. During 2016 and during the nine months ended September 30, 2017, we increased sales of our Medtainer ® products, increased sales of printing services and introduced new products, resulting in increased revenues.

The Company’s revenues have grown every year since in commenced business. In 2013, our sales were $254,992; in 2014, they were $460,756; in 2015, they were $1,441,441; and in 2016, they were $1,975,923. We recorded a net profit of $3,704 for the three months ended September 30, 2016, and a net loss of $369,876 for the three months ended September 30, 2017. We hope that we can improve these results in the balance of 2017 and beyond, but cannot assure that we will be able to do so.

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

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2017. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Evaluation of Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that there was a material weakness in our disclosure controls and procedures as of the end of the period covered by this report because the information required to be disclosed by us in reports filed under the Exchange Act was not being (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. We are a growing company and we currently lack documented procedures included documentation related to testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. Furthermore, we lacked sufficient personnel to properly segregate duties. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of September 30, 2017, management had not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to nor do we expect the institution of any litigation by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2017, the Company entered into agreements with 11 persons under which they exchanged $373,000 principal amount of convertible and nonconvertible debt, plus accrued interest, for 85,376,296 shares of the Company’s common stock. The Company believe that the sales of these shares by reason of the exchange was exempt from registration under the Securities Act of 1933 because they were transactions by an issuer not involving a public offering under Section 4(a)(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Sarbanes-Oxley Section 302
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Curtis Fairbrother
Date: November 8, 2017		Name: Curtis Fairbrother
Title: Principal Executive Officer, Principal
Accounting Officer

