Form 10-K/A
period 2016-12-31
Acology Inc.
filed 2017-11-24
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

(DOCUMENTS INCORPORATED BY REFERENCE)

None.

Explanatory Note

This Annual Report on Form 10-K has been amended solely (i) to amend a disclosure entitled “Internal Control over Financial Reporting” in Part II, Item 9A, to indicate that the “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” referred to therein is the 2013 version and (ii) to update the cross-referencing in the Exhibit Index in Part IV, Item 15, as required by the filing of this amendment. This Annual Report otherwise is as originally filed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).” Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Commission.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2016, are filed as part of this report.

(1)       Consolidated Financial Statements of the Company.

(2)       Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Table Of Contents	29

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit	Description
3.1	Articles of incorporation of the Registrant, filed September 5, 1997. Filed as Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference
3.2	Amendment to Articles of Incorporation of the Registrant, filed February 15, 1999. Filed as Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.3	Amendment to Articles of Incorporation of the Registrant, filed January 26, 2000. Filed as Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.4	Amendment to Articles of Incorporation of the Registrant, filed July 5, 2012. Filed as Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.5	Amendment to Articles of Incorporation of the Registrant, filed January 9, 2014. Filed as Exhibit 3.5 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.6	By-laws of the Registrant. Filed as Exhibit 3.6 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.1	Convertible Promissory Note, dated March 4, 2014, made by the Registrant in favor of Richard S. Astrom. Filed as Exhibit 10.4 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.2	Pledge Agreement, dated March 4, 2014, by and between the Registrant and Richard S. Astrom. Filed as Exhibit to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.3	Convertible Note Modification Agreement, dated September 14, 2016, by and between the Registrant and Toby Smith. Filed as Exhibit 10.1 to the Quarterly Report of Registrant on Form 10-Q for the Quarter ended September 30, 2015, and incorporated herein by reference.
10.4	Second Convertible Note Modification Agreement, dated September 14, 2016, by and between the Registrant and Toby Smith. Filed as Exhibit 10.4 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.5	Distributorship Agreement, dated August 11, 2013, by and between Polymation LLC and D&C Distributors, LLC. Filed as Exhibit 10.6 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.6	Product License and Distribution Agreement, dated April 28, 2014, by and between D&C Distributors, LLC and IGreen Planet Store Ltd. Filed as Exhibit 10.8 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.7	Lease, dated July 29, 2014, by and between Arthur E. Gordon and Doug Heldoorn, an individual DBA D&C Distributors. Filed as Exhibit 10.10 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.
10.8	Lease Amendment, dated June 12, 2015, by and between Frontrunner Communications/Arthur Gordon and D&C Distributors LLC. Filed as Exhibit 10.8 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.
10.9	Lease Amendment, dated June 1, 2016, by and between Frontrunner Communications/Arthur Gordon and D&C Distributors LLC. Filed as Exhibit 10.9 to the Annual Report of Registrant on Form 10-K for the year endeded December 31, 2016, and incorporated herein by reference.
21.1	Subsidiaries of the Registrant. Filed as Exhibit 21.1 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer of Acology, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Principal Financial and Accounting Officer of Acology, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002. Filed herewith.

Table Of Contents	30

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Curtis Fairbrother
Name: Curtis Fairbrother
Title: Chief Executive Officer

Date: November 24, 2017

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Curtis Fairbrother	Chairman of the Board; CEO; principal executive officer;	November 24, 2017
Curtis Fairbrother	principal financial officer and principal accounting officer

/s/ Douglas Heldoorn	President; COO; Director	November 24, 2017
Douglas Heldoorn

Table Of Contents	31