Form 10-Q/A
period 2017-03-31
Acology Inc.
filed 2017-11-24
CIK 1096950

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

As of May 11, 2017, there were 5,164,134,794 shares of the Registrant’s Common Stock outstanding.

Explanatory Note

This Quarterly Report on Form 10-Q has been amended solely to add a disclosure entitled “Evaluation of Disclosure Controls and Procedures” to Item 4 of Part I. This Quarterly Report otherwise is as originally filed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2017. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Curtis Fairbrother
Date: November 24, 2017		Name: Curtis Fairbrother
Title: Principal Executive Officer; Principal Accounting Officer

Table Of Contents	15