Form 10-Q/A
period 2017-09-30
Acology Inc.
filed 2018-01-05
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
AMENDMENT NO. 1

to

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

As of November 7, 2017, there were 5,249,511,090 shares of the Registrant’s Common Stock outstanding.

Explanatory Note: This amendment has been filed solely to indicate that the Registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. The original report mistakenly indicated otherwise.

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

	By:	/s/ Curtis Fairbrother
Date: January 5, 2018		Name: Curtis Fairbrother
Title: Principal Executive Officer, Principal
Accounting Officer

