Form 10-K
period 2017-12-31
Acology Inc.
filed 2018-04-02
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
Emereging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $23,000,000.

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

The number of shares outstanding of the registrant’s common stock as of March 29, 2017, was 5,261,511,270.

(DOCUMENTS INCORPORATED BY REFERENCE)

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

ACOLOGY, INC.

FORM 10-K FOR YEAR ENDED DECEMBER 31, 2017

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

References to “our,” “we,” “us,” or “the Company” refer to Acology, Inc., together with its subsidiaries, unless the context requires otherwise. “Acology” refers to Acology, Inc., “D&C” refers to D&C Distributors LLC, a California limited liability company and Acology’s wholly owned subsidiary, and “Printing” refers to D&C Printing LLC, a California limited liability company and Acology’s wholly owned subsidiary.

ITEM 1. BUSINESS.

Introduction

Through D&C, we are in the business of selling proprietary containers made from medical-grade polypropylene resin under the registered trademark “Medtainer®” that can store pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs. As indicated below, D&C also sells humidity control inserts and other products. Through Printing, we are in the business of private labeling and branding for purchasers of containers and other products. For more detailed information as to our business and our plans to develop it, see “Description of Business.” Acology was incorporated on September 9, 1997, in the State of Florida. Acology has two operating subsidiaries, D&C, which Acology acquired by a merger on March 28, 2014, and which commenced operations on January 29, 2013, and Printing, which was established by Acology and commenced operations on April 14, 2015.

The address of the Company is 1620 Commerce St., Corona, CA 92880 and its telephone number is (844) 226-5649.

DESCRIPTION OF BUSINESS

Introduction

Through D&C, we are in the business of selling and distributing proprietary containers, called Medtainers®, which are made from medical grade plastic. Medtainers® can store pharmaceuticals, herbs, teas and other solids or liquids and some models can grind solids and shred herbs. Our original 20-dram version has grinding capacity and one of its models has received child safety certification. We also sell a 40-dram size, which is also air- and water-tight. Our Medtainer® products are described under the caption “Description of Business – Products – The Medtainer®.” We are focusing our marketing efforts for this product on drug stores and drug store chains, veterinarians and veterinary distributors and other distributors and end users.

We also sell and distribute humidity control inserts, lighters, smell – proof bags and other items. They are described under the caption “Description of Business – Products – New Products” and we are actively developing markets for them.

Through Printing, we are in the business of private labeling and branding for purchasers of containers and other products. For a more details, see “Description of Business – Printing.”

Our principal product is the Medtainer®. Its sales accounted for 68% of our revenue in 2017, as compared with 86% in 2016. The most significant components of revenues from our other products and services were humidity control inserts, which we introduced in 2016, and which comprised approximately about 19% of our revenue for 2017 compared with 3% for 2016, and printing services, which comprised 5% of our revenue in 2017, as compared with 6% in 2016.

We market directly to businesses through our phone room to the retail public through internet sales. We also market directly to wholesalers and other businesses who resell our products to other businesses and end users. See “Description of Business – Sales and Distribution.”

Some of our products can be used for marijuana-related purposes. In light of the facts that the possession and use of marijuana have been legalized, subject to varying restrictions, in many states and that several other states are considering such legalization, we believe that our products may be of interest to a large number of users of marijuana in and we advertise our products on our website and elsewhere as suitable for that purpose. However, since we do not seek information from our customers who are end users as to how they intend to utilize our products and have no similar knowledge respecting end users of products sold through our distributors, we are unable to determine the extent of its use in connection with the storage and grinding of marijuana or any other purpose. We believe that marketing these products subjects us to the following risks;

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

Humidity Control Inserts. We sell inserts that are placed in airtight containers, either to add moisture or to remove moisture. The inserts are of varying size, depending upon the volume of the container, and maintain various levels of relative humidity, depending on the specifications of the insert. These inserts may be used in humidors for cigars and in containers for the storage of herbs, spices and dry food, electronic equipment and documents and photographs, among others. When an insert can no longer release moisture, it must be replaced. A picture of the inserts appears below.

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
Smell-Proof (Exit) Bags. These are airtight bags made of flexible polyester, Mylar, plastic and other substances, with varying means of closure, such as Velcro, Ziploc and zippers. Some use activated carbon to enhance odor removal. Depending on their size, they can be used to store and prevent dissipation of odors from fish, herbs and dirty clothes, among others.
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

The Medtainer® with a grinder/shredder has three components. The top component is a cap, the middle component is a storage cup with grinding/shredding teeth projecting downward from its bottom and the bottom component is a grinding/shredding cup with teeth projecting upward from its bottom. Material is transferred from the storage cup into the grinding/shredding cup, the storage cup is inserted into the grinding/shredding cup, forming a space in which the two sets of teeth intermesh, and the two cups are then rotated manually such that the material passes between the two sets of teeth and is ground or shredded. The ground or shredded material may then be returned to the storage cup for storage or used or dispensed in another manner. The cap attaches to the grinding/shredding cup such that the storage cup is held between them, forming a compact unit which is air- and water-tight between the cap and the storage cup, as well as between the storage cup and the bottom cup. The pictures on the left and in the center below show exploded views of the non-childproof and childproof configurations of the Medtainer® with a grinder/shredder.

The picture on the right shows packets containing different amounts of our humidity control inserts which we market under the name MED X 2 Way Humidity Control Pack.

Medtainers® without grinding capacity will have only a cap and a storage container.

In the future, we may sell containers other than the Medtainer® that will give consumers the ability to easily store, carry, grind and consume various solids and liquids.

Source of Products

We purchase our Medtainer® products from Polymation, LLC (“Polymation”), a pharmaceutical container manufacturer located in Newbury Park, California, under an agreement that we entered into with Polymation on August 13, 2013. The agreement has an initial term of 10 years and is extendible for a like term by mutual consent. Under this agreement, we have the exclusive worldwide right to purchase, promote, advertise, market, distribute and resell the Medtainer®, with respect to which the owner of Polymation holds a patent. The agreement requires minimum purchases (see the following paragraphs), and sets prices for the products that we purchase, subject to increase because of changes in the local consumer-price index and increases in Polymation’s cost of materials, rent and utilities. Polymation is currently unable to meet our requirement of 45,000 units per month because it does not have sufficient production capacity to meet it. Polymation was earlier a significant number of units short of the units that we ordered, and was in default under our agreement with it, but is now current; we have waived the default. We are discussing with Polymation ways in which it can meet our needs for its products. We presently have no other suppliers for containers, but may seek them out in connection with the manufacture of containers other than Medtainers®.

Under the agreement with Polymation, we were initially required to purchase at least 30,000 units per month, with that requirement increasing by 10% on each anniversary of the effective date of the agreement. We are now required to purchase at least 36,300 units per month, which will increase to 39,930 units per month on September 1, 2018.

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

We purchase our humidity control inserts from Desiccare, Inc. and market these products under our private label “MED X 2 Way Humidity Control Pack” powered by Boost. Sales of these inserts have grown from 3% of total sales in 2016 to 19% in 2017. We believe that the transition to our own MED X branded humidity pack is significant in that many of our Medtainer® products are now being sold with humidity packs inserted into the containers before shipping. This “value added” factor has increased our product profitability dramatically.

There are numerous manufacturers of our other products, none of which is material to our business.

Sales and Distribution

Distribution

We sell approximately 99% of our products to wholesalers and distributors, who resell them to businesses and consumers, with and without custom labeling, and the remainder are sold directly to retail consumers through internet sales. In 2015 and 2016, we sold approximately 314,000 and 558,000 total items, respectively. In 2017, we sold approximately 1,010,000 total items. We currently have approximately 390,000 total items in inventory.

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

We have 18 personnel, including our two officers. Nine of them work in our phone room, making sales by telephone and over our website.

We also have a presence on Instagram, Facebook, Twitter and other social media. We believe that social media are important tomarketing our products.

Printing

Printing commenced operations in April 2015. In 2017, it had revenue of approximately $116,000, compared with approximately $117,000 in 2016. We formed Printing because some of our customers desired to have custom labels imprinted on the products that they purchased from us and we found that the cost of doing so through third parties raised the price that we charged to customers for imprinted products to levels that we believed would impede sales. Labelling is performed using specialized printers. We currently have two printers, one of which is capable of printing on nonporous plastic, and believe that we will order another in the near future. Currently, we devote about 2,000 square feet of our floor space to this business. We are seeking additional printing business from companies that require labelling on their own products.

Patents, Trademarks and Other Intellectual Property

The Medtainer® is covered by a patent held by Polymation. As we develop our own products, we may rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights. We believe that the patent owned by Polymation’s owner is material to our business, but we cannot presently ascertain the extent to which other intellectual property that we may develop or license will be important to us.

We employ various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect our trade secrets and know-how. We have licensed a patent that we own to Polymation and may license in the future, patents, trademarks, trade secrets and similar proprietary rights to and from third parties.

Competition

While the Medtainer® is a patented product, similar products are being sold. We have not determined whether these products conflict with the Medtainer® patent and, since we do not hold the patent, we would be unable to enforce it if such a conflict exists. We have not determined to what extent these products have affected our business. We face competition of varying degrees of intensity in the sale of our products and compete with and seek to distinguish ourselves from multiple companies principally on the basis of the uniqueness and quality of our products, price, service, quality, product characteristics and timely delivery of orders. We also stress the maintenance of strong relationships with our direct customers., our distributors and, where possible, their customers, as well as ours. Our Medtainer® products compete with metal, glass, paper and other packaging materials as well as plastic and resin packaging materials made through different manufacturing processes. Most of our existing and potential competitors have greater brand name recognition and their products may enjoy greater initial market acceptance among our potential customers. In addition, many of these competitors have significantly greater financial, technical, sales, marketing, distribution, service and other resources than we have and may also be better able to adapt quickly to customers’ changing demands and changes in technology, to enhance existing products, to develop and introduce new products and new production technologies and to respond timely changing market conditions and customer demands. If we are not able to compete successfully in the face of our competitors’ advantages, our ability to gain market share or market acceptance for the products that we sell could be limited, our revenues and our profit margins could suffer, and we may never become profitable.

Except for the market for containers such as the Medtainer®, in which believe we are a significant competitor, we are an insignificant factor in the highly fragmented markets for our other products and, although we intend to improve our position in these markets, it is unlikely that we will become significant for the foreseeable future.

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

Employees

We have, in addition to our 2 executive officers, 9 sales personnel, 3 administrative personnel and 4 print technicians and warehouse personnel.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As we are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer, as defined in Rule 405 promulgated under the Securities Act, we are not required to provide information under this item. However, there are no unresolved staff comments.

ITEM 2. PROPERTIES

All of our operations are located at 1620 Commerce St., Corona, California. We leased this property, comprising approximately 10,000 square feet, for $7,500 per month plus 100% of operating expenses, as defined in the lease, until September 30, 2017, and for $7,892 per month plus 100% of operating expenses since the lease was amended on October 1, 2017. The lease, as amended, expires on June 30, 2018.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink tier maintained by OTC Markets Inc. under the symbol “ACOL.”

The following table reflects the high and low closing bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2017, and 2016, and the current year to date. The bid information was obtained from the OTC Markets Group Inc. and reflects prices between dealers, without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	Closing Bid High	Closing Bid Low
Fiscal Year 2018
March 31, 2018 (through March 27, 2018)	$0.0227	$0.0092
Fiscal Year 2017
December 31, 2017	$0.0205	$0.0065
September 30, 2017	$0.0162	$0.0111
June 30, 2017	$0.0186	$0.0075
March 31, 2017	$0.0496	$0.0004
Fiscal Year 2016
December 31, 2016	$0.0058	$0.0007
September 30, 2016	$0.0011	$0.0004
June 30, 2016	$0.0010	$0.0006
March 31, 2016	$0.0013	$0.0006

As of March 26, 2017, there were approximately 400 holders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data discussed below are derived from the audited consolidated financial statements of the Company as at December 31, 2017, which were prepared and presented in accordance with United States generally accepted accounting principles. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained elsewhere herein, which more fully present our financial condition and operations as at that date. We do not believe that the results set forth in these consolidated financial statements are necessarily indicative of our future performance. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

We need a substantial amount of additional capital to fund our business, including expansion and payment of our debts. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet our needs and we may need to take certain measures to remain a going concern. See “Liquidity and Capital Resources.” If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations could be materially negatively impacted or we could be forced to terminate operating.

Results of Operations

Year Ended December 31, 2017, Compared with the Year Ended December 31, 2016

Sales: Our sales for the year ended December 31, 2017, were $2,210,470, from which we earned a gross profit of $1,440,675. Our sales for the year ended December 31, 2016, were $1,975,923, from which we earned a gross profit of $1,497,216. The principal reason for the increase in sales and gross profit from the earlier to the later period was increased sales volume due to our increased marketing efforts. However, our cost of sales for the year ended December 31, 2017, as compared with our cost of sales for the year ended December 31, 2016, increased more than proportionally than did our sales for the year ended December 31, 2017, as compared with our sales for the year ended December 31, 2016, because we had a lower profit margin on our new products.

Operating Expenses: For the year ended December 31, 2017, operating expenses were $1,628,679, as compared with $1,567,867 for the year ended December 31, 2016. The principal component of operating expenses in both years was general and administrative expense. In the year ended December 31, 2017, these expenses were $1,580,325, of which $1,096,577 was expended for personnel costs and $48,444 for advertising and marketing expenses for the year ended December 31, 2016, these expenses were $1,431,242, of which $795,606 was for payroll and $136,625 was for advertising and marketing expenses.

The principal reason for the increase in general and administrative expense was an increase in personnel costs, which were $795,606 in the year ended December 31, 2016, of which $264,861 was for compensation of our officers, compared with $1,096,577 in the year ended December 31, 2017, of which $260,246 was for compensation of our officers. Advertising costs, which were $136,625 in the year ended December 31, 2016, decreased to $48,444 in the year ended December 31, 2017. Personnel costs increased because of our decision to market our products aggressively and material costs increased because more material was required to fill our orders. Advertising costs decreased because we have emphasized marketing through our phone room and general market awareness over paid advertising.

Loss from Operations: Loss from operations increased from $70,651 for the year ended December 31, 2016, to $188,159 for the year ended December 31, 2017, because, although sales increased substantially, the cost of sales and general and administrative expenses increased more than sales in the year. Advertising costs were substantially reduced. Specifically, sales increased by $234,547 in the year ended December 31, 2017, over sales in the year ended December 31, 2016, while cost of sales increased by $291,088, general and administrative expenses increased by $148,993 and advertising costs decreased by $88,181.

Interest Expense: For the years ended December 31, 2017, and 2016, we incurred interest expense of $59,303 and $297,326, respectively. The excess of the fair value of the embedded conversion feature of the convertible notes that contained an embedded conversion feature over their principal amount, which excess is charged as interest upon inception, was lower for convertible debt issued in 2017 than for convertible debt issued in 2016.

Gain on Extinguishment of Debt: For the year ended December 31, 2017, we recorded a loss on extinguishment of debt of $243,305 as the result of the conversion of convertible debt with a bifurcated conversion feature, offset by a gain on settlement of a convertible note, as compared with a gain of $16,542 during the year ended December 31, 2016.

Gain on Change of Fair Value of Derivative: For the year ended December 31, 2017, we incurred a gain on change in fair value of derivative of $165,597 as the result of the lower fair value of the derivative liability, which is adjusted to fair value each reporting period, substantially due to a decrease in the underlying stock price; during the year ended December 31, 2016, we incurred a gain of. $30,663.

Net Loss: Our net loss increased from $320,772 for the year ended December 31, 2016, to $357,006 for the year ended December 31, 2017, principally because our net loss from operations was higher for the reasons set forth above. The amount of our net loss also increased because, while our interest expense was lower in the year ended December 31, 2017, as compared with the year ended December 31, 2016, we had a larger gain on change in fair value of derivative in the year ended December 31, 2017, as compared with the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had $22,656 in cash and accounts receivable of $87,962. During the year ended December 31, 2017, we borrowed $39,500 from one of our officers (see “Loans” on page 27).

During the year ended December 31, 2017, we exchanged $373,100 of indebtedness and accrued interest of $75,113 for 85,376,296 shares of our Common Stock.

We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013. During the year ended December 31, 2014, we sold approximately 180,000 units. During the year ended December 31, 2015, we sold an approximately 314,000 units. During the year ended December 31, 2016, we sold approximately 419,000 units of our Medtainer® products and 160,000 units of our other products. We sold approximately 381,700 units of our Medtainer® products, 568,000 of our Humidity Control Packs and 63,000 of our other products during the year ended December 31, 2017. Revenues from printing services have remained steady with minor decrease from $117,000 in the year ended December 31, 2016, to $116,393 in the year ended December 31, 2017.

We have a current inventory of approximately 151,000 units of our Medtainer® products and approximately 240,000 units of our other products, which we believe will be sold for approximately $1,248,000.

The Company believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including $800,000 to repay remaining loans including interest that are past due, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case the amount of such funding will be reduced, but cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2018 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms.

The Company’s revenues have grown every year since it commenced business. In 2013, its sales were $254,992; in 2014, they were $460,756; in 2015, they were $1,441,441; and in 2016, they were $1,975,923; and in 2017 they were $2,210,470. Although our revenues have increased each year, we have yet to become profitable The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that it is available and prudent. For this reason, it has increased its sales staff from two 2 in 2013 to 9 today. Management further believes that increased sales will ultimately exceed operating expenses. However, as indicated in note 3 of the Notes to Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern and Management recognizes that the Company can take measures to increase sales only within the parameters set forth therein. Our ability to continue as a going concern is dependent on the successful execution of our operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. During 2017, we increased sales of our humidity control products and other products, and introduced new products, which resulted in additional revenues. Most significantly, we substantially reduced our advertising costs while increasing our sales revenue. We hope that we can improve these results in 2018.

We can give no assurance that any of the funding discussed above will be available on acceptable terms, or available at all. If we are unable to raise funds in sufficient amount, when required or on acceptable terms, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into Acology’s equity securities, its shareholders may experience significant dilution.

Contractual Obligations

The following table sets forth information with respect to our known contractual obligations as of December 31, 2017, setting forth their types and the times at which they are due.

Payments due by period ($)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Long-Term Debt Obligations	708,366	708,366	—	—	—
Capital Lease Obligations	35,229	35,229	—	—	—
Operating Lease Obligations	47,352	47,352	—	—	—
Purchase Obligations*	1,840,504	253,256	947,129	640,119	—
Other Long-Term Liabilities Reflected on Our
Balance Sheet under GAAP	—	—	—	—	—
Total	2,636,222	1,038,974	957,129	640,119	—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Acology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acology, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operation, shareholders’ deficit, and cash flows for each of the years in the two periods ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two periods ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, at December 31, 2017, the Company had a shareholder’s deficit of $716,126 and a working capital deficit of $799,664. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2014.

Hackensack, New Jersey March 30, 2018

 ACOLOGY, INC.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash	$22,656	$24,452
Accounts receivable	87,962	67,034
Inventories	211,652	109,949
Note receivable	—	170,836
TOTAL CURRENT ASSETS	322,270	372,271

Property and equipment, net of accumulated depreciation of $64,108 and $59,319, respectively	76,049	75,160
Security deposits	7,489	7,489

TOTAL ASSETS	$405,808	$454,920

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable	$243,353	$213,574
Convertible notes payable, net of debt discount of $0 and $3,205, respectively	105,500	510,395
Notes payable	375,000	600,000
Loan payable - shareholder	122,994	83,494
Accrued expenses	214,583	130,752
Derivative liability	25,275	481,767
Capital Lease Payable	35,229	26,372
TOTAL CURRENT LIABILITIES	1,121,934	2,046,354

SHAREHOLDERS' DEFICIT
Common Stock, $0.00001 par value, 6,000,000,000 shares authorized
5,249,511,270 and 5,164,134,794 shares issued and outstanding
at December 31, 2017 and 2016, respectively	52,495	51,641
Additional paid in capital	1,484,032	252,572
Accumulated deficit	(2,252,653)	(1,895,647)
TOTAL SHAREHOLDERS' DEFICIT	(716,126)	(1,591,434)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$405,808	$454,920

The accompanying notes are an integral part of these financial statements.

ACOLOGY, INC.

Consolidated Statements of Operations

	Year Ended December 31, 2017	Year Ended December 31, 2016

Sales	$2,210,470	$1,975,923

Cost of sales	769,950	478,707

Gross profit	1,440,520	1,497,216

Operating expenses:
General and administrative	1,580,235	1,431,242
Advertising and marketing	48,444	136,625
Total operating expenses	1,628,679	1,567,867

Loss from operations	(188,159)	(70,651)

Other expenses:
Interest expense	59,303	297,326
Bad debt expense	20,836	—
Loss on sale of equipment	11,000	—
Gain on extinguishment of debt	243,305	(16,542)
Gain on change in fair value of derivative	(165,597)	(30,663)
Total other expenses	168,847	250,121

Loss before income taxes	(357,006)	(320,772)

Income tax provision	—	—

Net loss	$(357,006)	$(320,772)

Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	5,205,852,440	5,128,309,938

The accompanying notes are an integral part of these financial statements.

ACOLOGY, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2017	Year Ended December 31, 2016

OPERATING ACTIVITIES:
Net loss	$(357,006)	$(320,772)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	18,789	27,547
Loss on extinguishment of debt	243,305	(16,542)
Gain on change in fair value of derivative	(165,597)	(30,663)
Non cash interest expense	3,205	292,946
Bad debt	20,836
Loss on sale of equipment	11,000
Changes in operating assets and liabilities
Accounts receivable	(20,928)	(36,300)
Inventories	(101,703)	(30,008)
Accounts payable	29,779	167,817
Advance to supplier	—	10,683
Accrued expenses	158,845	(28,536)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(159,475)	36,172

INVESTING ACTIVITIES:
Repayment of note receivable	150,000	—
Proceeds from sale of equipment	15,000	—
Acqusition of property and equipment	(5,678)	(7,730)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	159,322	(7,730)

FINANCING ACTIVITIES:
Repayment of debt	(41,143)	(46,523)
Proceeds of related party loan	39,500	(10,000)
Proceeds from notes payable	—	15,000

NET CASH USED IN FINANCING ACTIVITIES	(1,643)	(41,523)

DECREASE IN CASH	(1,796)	(13,081)

CASH - BEGINNING OF YEAR	24,452	37,533

CASH - END OF PERIOD YEAR	$22,656	$24,452

Supplemental disclosures of cash flow information:
Non-cash financing activities
Derivative liability recognized as debt discount	$—	$15,000
Conversion of convertible debt into common stock	$373,100	$168,153
Common stock issued in connection with debt conversion	$1,232,314	$151,611
Capital lease incurred for purchase of property and equipment	$39,995	$39,995

The accompanying notes are an integral part of these financial statements.

ACOLOGY, INC.

Consolidated Statement of Shareholders’ Deficit

			Additional
	------COMMON STOCK------		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE – January 1, 2016	4,974,621,214	$49,745	$102,857	$(1,574,875)	$(1,422,273)

Issuance of common stock in private placement	189,513,760	1,896	149,715	—	151,611

Net Loss				(320,772)	(320,772)

BALANCE – December 31, 2016	5,164,134,974	51,641	252,572	(1,895,647)	(1,591,434)

Issuance of common stock upon conversion of convertible debt and exchange of debt for shares	85,376,296	854	1,231,460	—	1,232,314

Net Loss				(357,006)	(357,006)

BALANCE – December 31, 2017	5,249,511,270	$52,495	$1,484,032	$(2,252,653)	$(716,126)

The accompanying notes are an integral part of these financial statements.

ACOLOGY, INC.

Notes to Financial Statements

December 31, 2017

Note 1 – Business

Acology, Inc. (the “Company”), through its wholly owned subsidiary, D&C Distributors, LLC (“D&C”), is in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs, and through its wholly owned subsidiary, D&C Printing LLC (“Printing”), is in the business of private labeling and branding for purchasers of containers and other products.

Note 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns has been provided.

Inventories

Inventories, which consist of the Company’s products held for resale, are stated at the lower of cost, determined using the first-in first-out, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the products.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations.

Fair Value Measurements

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of the Company’s short and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2015	$623,994
· Issued during the Year ended December 31, 2016	27,328
· Converted during the Year	(138,892)
· Change in fair value recognized in operations	(30,663)
Balance, December 31, 2016	$481,767
· Extinguished during the Year	(290,895)
· Change in fair value recognized in operations	(165,597)
Balance, December 31, 2017	$25,275

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures the useful life is 5 years, leasehold improvements are depreciated over the two year lease term, expenditures for additions and improvements are capitalized and repairs and maintenance are expensed as incurred.

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

The Company accounts for convertible instruments, when it has been determined that the embedded conversion options should not be bifurcated from their host instruments, as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2017, the Company had a shareholders’ deficit of $716,126 and a working capital deficit of $799,664. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company plans to continue as a going concern by successfully executing its operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operating expenses, negotiating extensions of existing loans and raising either debt and/or equity financing.

During 2017, the Company increased its sales and introduced new products, which resulted in additional revenue; however, it was unable to borrow money or raise equity capital sufficient to meet its needs and it continued to show an operating loss and a net loss. The Company was able to reduce its advertising costs substantially. After December 31, 2017, the Company sold 12,000,000 shares of Common Stock to an investor in a private placement for $120,000. The Company plans to continue to increase revenues, reduce operating expenses, extend existing loans and seek equity and financing and loans. There is no assurance that it will be able to increase revenues, reduce operating expenses or extend existing loans, or that it will be able to obtain equity or debt financing on satisfactory terms or at all.

Note 4 –Note Receivable

On August 11, 2015, the Company loaned $150,000 to an unrelated person who is one of the holders of convertible notes referred to in Note 6 and that person made a promissory note in a like principal amount in favor of the Company. The note accrued interest at the highest lawful rate, but not more the 20% per annum. The principal amount of this note was repaid on February 16, 2017, and the accrued interest of $20,836 was written off as bad debt during the year ended December 31, 2017.

Note 5 –Property and Equipment

Property and equipment consist of:

	December 31,
	2017	2016
Furniture and Fixtures	$8,693	$4,793
Machinery and Equipment	103,591	101,813
Leasehold Improvements	27,873	27,871
	140,157	134,477
Accumulated Depreciation	(64,108)	(59,319)
	$76,049	$75,160

Note 6 –Convertible Notes Payable

The following is a description of convertible notes payable at December 31, 2017:

On August 20, 2015, the Company made a convertible promissory note in the principal amount of $400,000 to a then-related party, which was reduced to $360,000 as the result of a prepayment. The note bears interest at 0.28% per annum. It originally matured on March 4, 2015, but its maturity was extended to September 14, 2016, as described below. The note is subject to acceleration in the event of certain events of default, contains certain restrictive covenants, and is secured by a pledge of all the membership units in D&C. The note provided that if an event of default were to occur, the unpaid principal amount and interest accrued thereon would be convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date. The note was in default when it was not paid on March 4, 2015. On August 20, 2015, the holder of the note assigned it to an unrelated party and on September 14, 2015, the maturity of the note was extended to September 14, 2016, the holder waived all events of default and any right to receive interest at the default rate, and the Company agreed that the holder could convert the principal and interest of the note into common stock, notwithstanding the cure of defaults. On August 28, 2015, the holder converted $50,000 of principal of the note into 428,571,429 shares of common stock and on March 10, 2016, the holder converted $60,000 of principal of the note into 189,513,580 shares of common stock. On July 5, 2017, the Company satisfied the principal of the note and interest accrued therein in full for a payment of $100, resulting in a gain on extinguishment of debt of $542,218, which included a removal of the associated derivative liability relating to the conversion feature of $290,895.
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
The Company has determined that the conversion feature embedded in the notes described in the preceding paragraphs contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The above notes are presented net of discounts of $0 and $3,205 at December 31, 2017, and December 31, 2016, respectively, on the accompanying consolidated balance sheets. The Company has used the Black-Scholes-Merton valuation model to value the conversion features using the expected life of each note, average volatility rate of approximately 159% and a discount rate of 1.29%.
During 2014, the Company entered into a series of promissory note conversion agreements with ten unaffiliated persons in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date. During the year ended December 31, 2016, the Company entered into agreements with four of the individuals in which the Company agreed to pay to them an additional amount equal to the current principal balance (which aggregated $32,000), which was recorded as interest expense. The notes were amended such that the Company agreed to repay the new balance over 10 monthly equal installments. The Company made payments of $25,900 during the year ended December 31, 2016, and $10,000 during the year ending December 31, 2017. During the year ended December 31, 2017, the Company and the noteholders agreed to exchange $148,100 of the above notes for 15,376,296 shares of common stock. The conversion were accounted for as an extinguishment of debt resulting in a loss of $81,213. There was a balance of $72,500 relating to these notes at December 31, 2017.

Note 7 – Notes Payable

During 2014, the Company made a series of promissory notes with four unaffiliated persons in the original aggregate amount of $457,000. During the year ended December 31, 2016, the Company repaid one of these notes in the original principal amount of $7,000. These notes bear interest at rates ranging from 10% to 15% (with a weighted-average rate of 11.7%).

During the year ended December 31, 2017, certain noteholders agreed to exchange $150,000 of principal and $73,027 of accrued interest of the above notes for 20,000,000 shares of common stock. These exchanges were accounted for as an extinguishment of debt resulting in a loss of $20,973. The Company had $300,000 of principal amount of these notes payable outstanding at December 31, 2017, which are past due.

On August 15, 2015, the Company made a promissory note in the amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it is not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date for the balance. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal of and $663 of accrued interest on the above mentioned notes for 50,000,000 shares of common stock. These exchanges were accounted for as an extinguishment of debt resulting in a loss of $683,337. The Company had $75,000 relating to this payable outstanding at December 31, 2017.

In each of the years ended at December 31, 2017, and December 31, 2016, the Company entered into a capitalized equipment lease. Each of these capital leases is payable in 24 monthly installments of $2,000, including interest at the rate of 19.87% per annum.

Note 8 – Loan Payable - Shareholder

The Company has received advances from one of its shareholders, who is a related party, to help finance its operations. During the year ended December 31, 2017, the Company received advances of $39,500 from this shareholder. These advances are non-interest-bearing and have no set maturity date. The balance of these advances at December 31, 2017, and December 31, 2016, was $122,994 and $83,494, respectively. The Company expects to repay these loans when cash flows become available.

Note 9 – Shareholders’ Deficiency

On March 10, 2016, the Company issued 189,513,580 shares of common stock in connection with the conversion of $60,000 of the principal amount of the $400,000 Convertible Promissory Note described in Note 6.

During the year ended December 31, 2017, the Company issued 85,376,296 shares of common stock to certain noteholders, as described in notes 6 and 7.

Note 10 – Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2017	December 31, 2016
US Federal statutory rate	(35%)	(35%)
State income tax, net of federal benefit	(5%)	(5%)
Change in valuation allowance	40%	40%
	---%	---%

The components of deferred tax assets comprise:

	December 31,
	2017	2016
Net operating loss	$626,000	$758,000
Valuation allowance	(626,000)	(758,000)
	$—	$—

The Company has approximately $2,088,000 net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company’s deferred tax assets and liabilities have been remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of $188,000 for the year ended December 31, 2017, that is still fully valued against as of December 31, 2017. This expense is attributable to the Company’s being in a net deferred tax asset position at the time of remeasurement. As the Company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available as of the date of March 30, 2018, but has kept the full valuation allowance. As a result, the Company has recorded no income tax expense in the fourth quarter of 2017, the period in which the 2017 Tax Act was enacted.

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the Company does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at December 31, 2017, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the Company’s 2017 federal corporate income tax return is filed in 2018.

Note 11 – Concentrations

For the year ended December 31, 2017, one of the Company’s customers accounted for approximately 17% of sales. For the year ended December 31, 2016, one of its customers accounted for approximately 16% of sales.

For the year ended December 31, 2017, the Company purchased approximately 39% of its products from one distributor, as compared with 83% in 2016.

For the year ended December 31, 2017, three of the Company’s customers accounted for 30%, 16% and 11% of accounts receivable. For the year ended December 31, 2016, two of its customers accounted for 28% and 16% of accounts receivable.

Note 12 – Commitments

The Company is committed under an operating lease for its premises, which originally called for monthly payments of $6,300 plus 55% of operating expenses until May 31, 2015. The lease was amended to provide for monthly payments of $7,500 plus 100% of operating expenses thereafter, until the lease was to have expired June 30, 2016. On June 1, 2016, the lease was amended to extend its term until June 30, 2018, without changing its other terms. On October 1, 2017, the lease was amended to $7,892 per month without changing its other terms.

Note 13 – Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued.

On February 17, 2018, the Company received $120,000 for 12,000,000 shares of Common Stock sold to an investor in a private placement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).” Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2017:

·	We have difficulty in accounting for complex accounting transactions particularly in relation to complex equity transactions.
·	Documented processes do not exist for several key processes.

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on “Internal Control over Financial Reporting – Guidance for Smaller Public Companies” issued by COSO.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals were serving as executive officers and directors in the following positions on December 31, 2017:

Name	Age	Position
Curtis Fairbrother	56	Chairman of the Board; CEO; CFO; Director
Douglas Heldoorn	49	President; COO; Director

Curtis Fairbrother is the Co-Founder of D&C together with Douglas Heldoorn. Mr. Fairbrother has served in that capacity since March 4, 2014, as Chairman of the Board and Chief Executive Officer of Acology. From January 2013 to March 2014, he served as a manager of D&C. From October 2011 until December 2012, he conducted preparatory work for the establishment of D&C and its business together with Mr. Heldoorn. From September 2005 to September 2011, he was with New Century Automotive Group acting as Service and Parts Director for BMW and Mini Cooper Dealerships. Mr. Fairbrother has over 20 years’ experience in business start-ups and consolidation. He has managed multi-million-dollar budgets in connection with the distribution and sales of in the automotive retail and wholesale parts industry and in that industry, he has overseen national parts distribution and management, research and development, brand recognition and new product development. Mr. Fairbrother graduated from La Mirada High School in La Mirada, California, in 1980.

Douglas Heldoorn has over 20 years of management and executive experience. He has served in that capacity since March 2014, as President and Chief Operating Officer of Acology. From January 2013 to March 4, 2014, he served as a manager of D&C. From October 2011 until December 2012, he conducted preparatory work for the establishment of D&C and its business together with Mr. Fairbrother. Prior thereto, from November 2006 to September 2011, he was employed by Caliber Promotions, a used car sales organization, as a motivational speaker. Mr. Heldoorn graduated from Perris High School in Perris, California, in 1986.

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

All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and qualify.

Family Relationships

None.

Loans

The Company has received loans from Mr. Heldoorn. During the year ended December 31, 2017, the Company received a loan of $39,500 from him; during the year ended December 31, 2016, he made no such loans. The balance of these loans at December 31, 2017, and December 31, 2016, was $122,994 and $83,494, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available. During the year ended December 31, 2016, the Company repaid $10,000 of these loans.

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

Committees

The Board of Directors not established any committees, including a compensation committee, nominating committee or an audit committee, although it is permitted to do so under the Florida Business Corporation Act and its by-laws. We believe that, until we develop a compensation plan for our officers and directors, a compensation committee is not necessary.

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

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Curtis Fairbrother	2017	$130,123	—	—	—	—	—	—	$130,123
Chief Executive	2016	$132,430	—	—	—	—	—	—	$132,430
Officer	2015	$111,534	—	—	—	—	—	—	$111,534
Douglas Heldoorn	2017	$130,123	—	—	—	—	—	—	$130,123
Chief Operating	2016	$132,430	—	—	—	—	—	—	$132,430
Officer	2015	$107,500	—	—	—	—	—	—	$107,500

Employment Contracts

We do not have an employment contract with any executive officer and we have made no long-term compensation payouts.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Persons Other than Management

Acology knows of no person, other than its directors and executive officers, who owns beneficially 5 percent or more of its outstanding Common Stock.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2017, for the following: (1) each of our directors and executive officers and (1) our directors and executive officers as a group.

Name and Amount of Beneficial Ownership
Name of Beneficial Owner	Common Stock	Percent of Class
Curtis Fairbrother	1,810,000,000	34.7
Douglas Heldoorn	1,923,000,000	36.8
All directors and executive officers as a group (2 persons)	3,733,000,000	71.5

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $38,000 for 2017 and $32,500 for 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for 2017 and $0 in audit related fees for 2017. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for 2017, and $0 for 2016.

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

10.6	Product License and Distribution Agreement, dated April 28, 2014, by and between D&C Distributors LLC and IGreen Planet Store Ltd. Filed as Exhibit 10.8 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.7	Lease, dated July 29, 2014, by and between Arthur E. Gordon and Doug Heldoorn, an individual DBA D&C Distributors LLC. Filed as Exhibit 10.10 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.
10.8	Lease Amendment, dated June 12, 2015, by and between Frontrunner Communications/Arthur Gordon and D&C Distributors LLC. Filed as Exhibit 10.8 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.9	Lease Amendment, dated June 1, 2016, by and between Frontrunner Communications/Arthur Gordon and D&C Distributors LLC. Filed as Exhibit 10.9 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.
10.10	Lease Amendment, dated October 1, 2017, by and between Frontrunner Communications/Arthur Gordon and D&C Distributors LLC. Filed herewith.
21.1	Subsidiaries of the Registrant. Filed as Exhibit 21.1 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer of Acology, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Principal Financial and Accounting Officer of Acology, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002. Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Curtis Fairbrother
Name: Curtis Fairbrother
Title: Chief Executive Officer

Date: March 30, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Curtis Fairbrother	Chairman of the Board; CEO; principal executive officer;	March 30, 2018
Curtis Fairbrother	principal financial officer and principal accounting officer
Director
/s/ Douglas Heldoorn	President; COO; Director	March 30, 2018
Douglas Heldoorn

