Form 10-Q
period 2018-03-31
Acology Inc.
filed 2018-05-14
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

1

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

As of May 14, 2018, there were 5,261,511,270 shares of the Registrant’s Common Stock outstanding.

ACOLOGY, INC.
For The Quarterly Period Ended March 31, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.

CONSOLDIATED BALANCE SHEETS

(Unaudited)

	March 31 2018	December 31, 2017

ASSETS

CURRENT ASSETS:

Cash	$18,142	$22,656
Accounts Receivable	119,242	87,962
Inventories	210,164	211,652
TOTAL CURRENT ASSETS	347,548	322,270

Property and equipment, net of accumulated depreciation of $69,108 and $64,108, respectively	83,469	76,049
Security deposits	8,560	7,489

TOTAL ASSETS	$439,577	$405,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$322,442	$243,353
Convertible notes payable	105,500	105,500
Notes payable	275,000	375,000
Loan payable - stockholder	122,994	122,994
Accrued expenses	149,701	214,583
Derivative liability	22,295	25,275
Capital lease payable	24,783	35,229
TOTAL CURRENT LIABILITIES	1,022,715	1,121,934

STOCKHOLDERS' DEFICIT:
Common stock, $.00001 par value, 6,000,000,000 shares authorized
5,261,511,270 and 5,249,511,270 shares issued and outstanding
at March 31, 2018 and December 31, 2017 , respectively	52,615	52,495
Additional paid in capital	1,603,912	1,484,032
Accumulated deficit	(2,239,665)	(2,252,653)
TOTAL STOCKHOLDERS' DEFICIT	(583,138)	(716,126)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$439,577	$405,808

The accompanying notes are an integral part of these financial statements

ACOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2018	2017

Sales	$644,351	$544,830

Cost of Sales	219,301	153,900

Gross Profit	425,050	390,930

Operating expenses:
General and administrative	390,445	369,523
Advertising and marketing	15,043	31,102
Total operating expenses	405,488	400,625

Income (Loss) from operations	19,562	(9,695)

Other expenses(income):
Interest expense, net of interest income of $0 and $3,751	9,554	18,416
Gain on change in fair value of derivative	(2,980)	(35,988)
Total other expenses (income)	6,574	(17,572)

Loss before income taxes	12,988	7,877

Income tax provision	—	—

Net Income	$12,988	$7,877

Income (Loss) per common share, basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding, basic and diluted	5,255,309,023	5,164,134,794

The accompanying notes are an integral part of these financial statements.

ACOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2018	2017

OPERATING ACTIVITIES:
Net Profit	$12,988	$7,877
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation expense	5,000	5,600
Gain on change in fair value of derivative	(2,980)	(35,988)
Non cash interest expense	—	2,711
Changes in operating assets and liabilities
Accounts receivable	(31,280)	(29,098)
Inventories	1,488	(61,745)
Accounts payable	79,089	53,798
Accrued expenses	(64,882)	13,388
NET CASH (USED IN) OPERATING ACTIVITIES	(577)	(43,457)

INVESTING ACTIVITIES:
Loan to non related party	—	150,000
Acquisition of property and equipment	(12,420)	(2,503)
Payment of security deposits	(1,071)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,491)	147,497

FINANCING ACTIVITIES:
Proceeds from notes payable issuane of Common Stock	120,000	—
Repayment of notes payable	(100,000)	(14,768)
Repayment of debt	(10,446)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,554	(14,768)

INCREASE (DECREASE) IN CASH	(4,514)	89,272

CASH - BEGINNING OF PERIOD	22,656	24,452

CASH - END OF PERIOD	$18,142	$113,724

The accompanying notes are an integral part of these financial statements.

ACOLOGY, INC.

Notes to Financial Statements

March 31, 2018

(Unaudited)

Note 1 – Business

Acology, Inc. (the “Company”), through its wholly owned subsidiary, D&C Distributors, LLC (“D&C”) is in the business of wholesale distribution and retail sales of our signature product The Medtainer®, lighters, plastic storage containers, humidity packs including our “MED X 2 Way Humidity Pack”® powered by Boost and other compliant packaging items that can store pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs, and through D&C’s wholly owned subsidiary, D&C Printing LLC (“Printing”), is in the business of private labeling and branding for purchasers of containers and other products.

D&C and Printing were formed under the laws of the State of California on January 29, 2013, and April 14, 2015, respectively.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principals of Consolidation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2017.

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

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company's revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer;

(ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or

as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company's product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

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

The change in the Level 3 financial instrument is as follows:

Balance, January 1, 2018	$25,275
· Converted during the Period	—
· Change in fair value recognized in opearations	(2,980)
Balance, March 31, 2018	$22,295

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, “Derivatives and Hedging Activities”.

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the three months ended March 31, 2018, there were no conversions of convertible debt.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2018, the Company had a stockholders’ deficiency of $583,138 and a working capital deficit of $675,167. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that we will be able to increase sales or to obtain or extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

Note 4 – Convertible Notes Payable

The following is a description of convertible notes payable at March 31, 2018:

·	On August 20, 2015, the Company made a convertible promissory note in the principal amount of $400,000 to a then-related party, which was reduced to $360,000 as the result of a prepayment. The note was subsequently reduced through payments and conversions to $250,000 at December 31, 2016. On July 5, 2017, the Company satisfied the principal of the note and interest accrued therein in full for a payment of $100, resulting in a gain on extinguishment of debt of $542,218, which included a removal of the associated derivative liability relating to the conversion feature of $290,895.
10

·	The Company made a convertible promissory note, dated December 15, 2015, in favor of the unrelated party referred to above in the principal amount of $8,000. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matured on December 27, 2016, and bears interest at the highest lawful rate, but not more than 20% per annum. The Company is currently negotiating an extension of the maturity date.
·	The Company made two convertible promissory notes, one dated February 11, 2016, and the other dated April 25, 2016, in favor of the unrelated party referred to above, each in the principal amount of $7,500. Each note is due 1 year after the date on which it was made, bears simple interest at the rate of 20 percent per annum and is convertible into shares of Common Stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date. The Company is currently negotiating an extension of the maturity dates.
·	The Company has determined that the conversion feature embedded in the notes described above contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company used the Black-Scholes-Merton valuation model to value the conversion features using the expected life of each note, average volatility rate of approximately 121% and a discount rate of 1.29%.
·	During 2014, the Company entered into a series of promissory note conversion agreements with ten unaffiliated persons in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The loans under these agreements are noninterest-bearing and have no stated maturity date. During the year ended December 31, 2016, the Company entered into agreements with four of the individuals in which the Company agreed to pay to them an additional amount equal to the current principal balance (which aggregated $32,000), which was recorded as interest expense. The notes were amended such that the Company agreed to repay the new balance over 10 monthly equal installments. The Company made payments of $25,900 during the year ended December 31, 2016, and $10,000 during the year ending December 31, 2017. During the year ended December 31, 2017, the Company and the noteholders agreed to exchange $148,100 of the above notes for 15,376,296 shares of common stock. The conversion were accounted for as an extinguishment of debt resulting in a loss of $81,213. There was a balance of $72,500 relating to these notes at March 31,2018.

Note 5 – Notes Payable

During 2014, the Company made a series of promissory notes with four unaffiliated persons in the original aggregate amount of $457,000. During the year ended December 31, 2016, the Company repaid one of these notes in the original principal amount of $7,000. These notes bear interest at rates ranging from 10% to 15% (with a weighted-average rate of 11.7%).

During the year ended December 31, 2017, certain noteholders agreed to exchange $150,000 of principal and $73,027 of accrued interest of the above notes for 20,000,000 shares of common stock. These exchanges were accounted for as an extinguishment of debt resulting in a loss of $20,973. During the month ended March 31, 2018, the company paid a partial payment on the above mentioned notes of $100,000. The Company had $200,000 of principal amount of these notes payable outstanding at March 31,2018, which are past due.

On August 15, 2015, the Company made a promissory note in the amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it is not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date for the balance. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal of and $663 of accrued interest on the above mentioned notes for 50,000,000 shares of common stock. These exchanges were accounted for as an extinguishment of debt resulting in a loss of $683,337. The Company had $75,000 relating to this payable outstanding at March 31, 2018.

In each of the years ended at December 31, 2017, and December 31, 2016, the Company entered into a capitalized equipment lease. Each of these capital leases is payable in 24 monthly installments of $2,000, including interest at the rate of 19.87% per annum.

Note 6 – Loan Payable - Shareholder

The Company has received advances from one of its shareholders, who is a related party, to help finance its operations. These advances are non-interest-bearing and have no set maturity date. The balance of these advances at March 31, 2018, and March 31, 2017, was $122,994 and $83,494, respectively. The Company expects to repay these loans when cash flows become available.

Note 7 – Concentrations

One of our customers accounted for approximately 15% of sales for both periods ending March 31, 2018 and March 31, 2017.

For the three months ended March 31, 2018, the Company purchased approximately 55% of its products from one distributor, as compared with 49% for the three months ended March 31, 2017.

For the three months ended March 31, 2018, two of our customers accounted for 50% and 12% of accounts receivable. For the three months ended March 31, 2017, two of our customers accounted for 54% and 11% of accounts receivable.

Note 8 – Commitments

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

Note 9 – Subsequent Events

On April 26, 2018, the Company entered into an Asset Purchase Agreement, dated as of April 16, 2018, by and between the Company and an independent third party, whereunder, among other things, the Company agreed to acquire from him and certain entities that he controls, and he agreed to sell, assign and transfer to the Company, and to cause these entities to sell assign and transfer to the Company, certain patents and a patent application, a trademark and an internet domain in consideration of the delivery to him of 263,125,164 shares of the Company’s common stock, comprising approximately 5% of its outstanding common stock. All of this property is related to the Company’s principal product, the Medtainer®, which, in the fiscal year ended December 31, 2017, accounted for 78% of its operating revenue and in the three months ended March 31, 2018, accounted for 65% of its operating revenue.

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

Through D&C Distributors LLC and D&C Printing LLC, we are in the business of selling and distributing patented containers that can store, grind and shred pharmaceuticals, herbs, teas and other solids or liquids. We provide custom printing of labeling for our products and products manufactured by others. We have commenced sales of humidity control inserts, hydroponic grow towers, smell-proof bags and lighters and are actively developing markets for them. Our principal product is the Medtainer®.” Sales of our Medtainer® products accounted for 68% of our revenue in 2017, as compared with 86% in 2016, 65% of our sales in the quarter ended March 31, 2018, as compared with 74% of our sales in the quarter ended March 31, 2017. The most significant components of revenues from our other products and services were printing services, which comprised 32% of our revenue in 2017, as compared with 11% in 2016, and humidity control inserts, which we introduced in 2016, comprised approximately about 3% of our revenue for that year and 19% of our revenues in 2017. In the quarter ended March 31, 2018, sales of printing services and humidity control inserts comprised 6% and 18% of our revenue, compared with 5% and 13% of our revenue in the quarter ended March 31, 2017, sales of printing services and humidity control were each less than 5% of our revenue.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2018
COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Three Months Ended March 31, 2018, Compared with Three Months Ended March 31, 2017

Sales: Our sales for the three months ended March 31, 2018, were $644,351, from which we earned a gross profit of $425,050. Our sales for the three months ended March 31, 2017, were $544,830, from which we earned a gross profit of $390,930. The principal reason for the increase in gross profit from the earlier to the later period is because of a sales increase of $99,521.

Operating Expenses: For the three months ended March 31, 2018, total operating expenses of $405,488 were incurred, including $390,445 for general and administrative expenses, of which $38,869 was paid to each of Mr. Fairbrother and Mr. Heldoorn, as officers’ compensation, and $15,043 for advertising and marketing. For the three months ended March 31, 2017, total operating expenses of $400,625 were incurred, including $369,523 for general and administrative expenses, of which $33,901 was paid to each of Mr. Fairbrother and Mr. Heldoorn as officers’ compensation, and $31,102 for advertising and marketing. The principal reasons for the increase in general and administrative expense of $20,922 in the later period due to an increase in attending conventions and trade shows, payroll expenses and other insurance expense increase. Advertising and marketing decreased by $16,059 in the later period because we have cut our advertising due to our increase in organic growth.

Income from Operations. In the three-months ending March 31, 2018, we earned a profit of $19,562, compared to a loss from operations of $9,695 for the three months ended March 31, 2017. The principal reason for the increase of operating profit in the later period was that our operating expenses did not increase proportionately to our gross profit.

Other Expenses. During the three months ended March 31, 2018, and 2017, we incurred interest expense of $9,554 and $18,416, respectively. Interest expense was lower in the later period because of conversions and repayment of the outstanind notes. In addition, we incurred $2,980 of gain on change in fair value of derivative during the three months ended March 31, 2018, as the result of a change in the fair value of the embedded conversion feature convertible notes versus $35,988 during the three months ended March 31, 2017.

Net Income (Loss): For the reasons set forth above, we recorded net income of $12,988 for the three months ended March 31, 2018, as compared with net income of $7,877 for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2017, we had $22,656 in cash and accounts receivable of $87,962, and as of March 31, 2018, we had $18,142 in cash and accounts receivable of $119,242. We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013. During the year ended December 31, 2014, we sold approximately 180,000 units. During the year ended December 31, 2015, we sold an approximately 314,000 units. During the year ended December 31, 2016, we sold approximately 419,000 units of our Medtainer® products and 160,000 units of our other products. We sold approximately 98,000 units of our Medtainer® products and approximately 142,000 units of our other products in the first quarter of 2017. During the three months ended March 31, 2018, we sold approximately 116,000 of our Medtainer® products and 190,000 units of our other products. Revenues from printing services grew from $112,208 in the year ended December 31, 2016, to $116,000 in the year ended December 31, 2017; revenues were $34,813 in the first quarter of 2018. Sales of humidity control inserts were $113,817 in the first quarter of 2018, compared with $63,706 in the first quarter of 2017. During the three months ended March 31, 2018, the Company sold 12,000,000 shares of Common Stock to an investor in a private placement for $120,000. We did not borrow and repaid $100,000 toward outstanding promissory notes.

We have a current inventory of approximately 128,000 Medtainer® containers, which we believe will be sold for approximately $650,000, an inventory of approximately 178,000 Humidity Packs which we believe will be sold for approximately $225,000 and approximately 37,000 of other units which we believe will be sold for approximately $56,000.

The Company believes that it will require approximately $900,000 in additional funding for the next 12 months, including approximately $700,000 to repay loans that are past due, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case the amount of such funding will be reduced, but it cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2018 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms.

The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that it is available and prudent. For this reason, it has increased its staff from two 2 in 2013 to 18 today. Management further believes that increased sales will ultimately exceed operating expenses. However, as indicated in note 3 of the Notes to Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern and Management recognizes that the Company can take measures to increase sales only within the parameters set forth therein. Our ability to continue as a going concern is dependent on the successful execution of our operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing.

The Company’s revenues have grown every year since in commenced business. In 2013, our sales were $254,992; in 2014, they were $460,756; in 2015, they were $1,441,441; in 2016, they were $1,975,923; and in 2017, they were $2,186,527. We reduced our net loss from $63,213 for the three months ended March 31, 2015, to $28,629 for the three months ended March 31, 2016, recorded a profit of $7,877 for the three months ended March 31, 2017, and most significantly, we believe, for the three months ended March 31, 2018, recorded net income of $12,988. We hope that we can improve these results in the balance of 2018 and beyond but cannot assure that we will be able to do so.

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

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

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

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of March 31, 2018, management had not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

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

	By:	/s/ Curtis Fairbrother
Date: May 14, 2018		Name: Curtis Fairbrother
Title: Principal Executive Officer; Principal Accounting Officer

