Form 10-Q
period 2018-06-30
Acology Inc.
filed 2018-08-14
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from________________________________________ to
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2018, there were 5,524,636,434 shares of the Registrant’s Common Stock outstanding.

ACOLOGY, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2018

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

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
CURRENT ASSETS:
Cash	$12,948	$22,656
Accounts receivable	117,908	87,962
Inventories	198,456	211,652
Total Current Assets	329,312	322,270
Property and equipment, net of accumulated depreciation	78,469	76,049
Intangible assets, net of accumulated amortization of $12,677	2,539,637	—
Security Deposits	8,560	7,489
TOTAL ASSETS	$2,955,978	$405,808
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$250,124	$243,353
Convertible notes payable	105,500	105,500
Notes Payable	275,000	375,000
Loan Payable – stockholder	196,994	122,994
Accrued expenses	227,020	214,583
Derivative liability	23,144	25,275
Capital lease payable	15,171	35,229
Total Current Liabilities	1,092,953	1,121,934
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common Stock, $0.00001 par value, 6,000,000,000 shares authorized: 5,524,636,434 and 5,249,511,270 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively	55,246	52,495
Additional paid in capital	4,153,595	1,484,032
Accumulated deficit	(2,345,816)	(2,252,653)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	1,863,025	(716,126)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$2,955,978	$405,808

The accompanying notes are an integral part of these financial statements.

ACOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Sales	$1,196,498	$1,090,035	$552,147	$545,205

Cost of Sales	424,853	338,724	205,552	184,824

Gross Profit	771,645	751,311	346,595	360,381

Operating expenses:
General and administrative	799,016	734,593	408,571	365,070
Amortization Expense	12,677	—	12,677	—
Advertising and marketing	35,302	40,828	20,259	9,726
Total Operating Expenses	846,995	775,421	441,507	374,796

Loss from operations	(75,350)	(24,110)	(94,912)	(14,415)

Other expenses (income):
Interest expense	19,943	33,880	10,389	15,464
(Gain) Loss on change in fair value of derivative	(2,131)	(164,515)	849	(128,527)
Total Other Expenses (Income)	17,812	(130,635)	11,238	(113,063)

Income (Loss) before income taxes	(93,162)	106,525	(106,150)	98,648

Income tax provision	—	—	—	—

NET INCOME (LOSS)	$(93,162)	$106,525	$(106,150)	$98,648

Loss per common share, basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding, basic & diluted	5,290,604,346	5,164,134,794	5,313,830,755	5,164,134,794

The accompanying notes are an integral part of these financial statements.

ACOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$(93,162)	$106,525
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	10,000	11,200
Amortization expense	12,677	—
Gain on change in fair value of derivative	(2,131)	(164,515)
Noncash interest expense	—	2,711
Changes in operating assets and liabilities:
Accounts receivable	(29,946)	(30,795)
Inventories	13,196	(17,619)
Accounts payable	6,771	(86,240)
Accrued expenses	12,436	25,413
NET CASH USED IN OPERATING ACTIVITIES	(70,159)	(153,320)

INVESTING ACTIVITIES:
Repayment of loan from nonrelated party	—	150,000
Acquisition of property and equipment	(12,420)	(4,093)
Payment of security deposit	(1,071)	—
NET CASH RECEIVED FROM (USED IN) INVESTING ACTIVITIES	(13,491)	145,907

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	120,000	—
Repayment of notes payable and capital lease payable	(120,058)	(16,410)
Proceeds of loan from stockholders	74,000	—
NET CASH RECEIVED FROM (USED IN) FINANCING ACTIVITIES	73,942	(16,410)

DECREASE IN CASH	(9,708)	(23,823)

CASH – BEGINNING OF PERIOD	22,656	24,452

CASH – END OF PERIOD	$12,948	$629

Supplemental disclosure of cash flow information:
Non-cash financing activities
Common stock issued for the acquisition of intangible assets	$2,552,314	$—

The accompanying notes are an integral part of these financial statements.

ACOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principals of Consolidation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018.

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

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 20 l4-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;ASU No. 20l6-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No.2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the “new revenue standards”).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018, did not change the Company's revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards. the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer;

(ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

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

The change in the Level 3 financial instrument is as follows:

Balance, January 1, 2018	$25,275
· Converted during the Period	—
· Change in fair value recognized in opearations	(2,131)
Balance, June 30, 2018	$23,144

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures the useful life is 5 years, Leasehold Improvements are depreciated over the 2-year lease term. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred. For patents, the useful life is the life of the patent.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the six months ended June 30, 2018, there were no conversions of convertible debt.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2018, the Company had a working capital deficit of $763,641. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operating expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that we will be able to increase sales or to obtain or extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

 Note 4 – Intangible Assets

On June 8, 2018, the Company acquired certain patents and patent applications, a trademark and an internet domain pursuant to an Asset Purchase Agreement, dated as of April 16, 2018, and amended on June 8, 2018, by and between the Company and the owner of the entity which is the Company’s main supplier in consideration of the issuance to him of 263,125,164 shares of the Company’s common stock. The intangible assets acquired are being amortized over the remaining life of the specific patents and the estimated useful life of the trademark and internet domain. Amortization expense for the three and six months ending June 30, 2018, was $12,677.

Note 5 – Convertible Notes Payable

The following is a description of convertible notes payable at June 30, 2018:

·	On August 20, 2015, the Company made a convertible promissory note in the principal amount of $400,000 to a then-related party, which was reduced to $360,000 as the result of a prepayment. The note was subsequently reduced through payments and conversions to $250,000 at December 31, 2016. On July 5, 2017, the Company satisfied the principal of the note and interest accrued therein in full for a payment of $100, resulting in a gain on extinguishment of debt of $542,218, which included a removal of the associated derivative liability relating to the conversion feature of $290,895.
·	The Company made a convertible promissory note, dated December 15, 2015, in favor of the unrelated party referred to above in the principal amount of $8,000. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matured on December 27, 2016, and bears interest at the highest lawful rate, but not more than 20% per annum. The Company is currently negotiating an extension of the maturity date.
·	The Company made two convertible promissory notes, one dated February 11, 2016, and the other dated April 25, 2016, in favor of the unrelated party referred to above, each in the principal amount of $7,500. Each note is due 1 year after the date on which it was made, bears simple interest at the rate of 20 percent per annum and is convertible into shares of Common Stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date. The Company is currently negotiating an extension of the maturity dates.
·	The Company has determined that the conversion feature embedded in the notes described above contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company used the Black-Scholes-Merton valuation model to value the conversion features using the expected life of each note, average volatility rate of approximately 121% and a discount rate of 1.29%.
10

·	During 2014, the Company entered into a series of promissory note conversion agreements with ten unaffiliated persons in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The loans under these agreements are noninterest-bearing and have no stated maturity date. During the year ended December 31, 2016, the Company entered into agreements with four of the individuals in which the Company agreed to pay to them an additional amount equal to the current principal balance (which aggregated $32,000), which was recorded as interest expense. The notes were amended such that the Company agreed to repay the new balance over 10 monthly equal installments. The Company made payments of $25,900 during the year ended December 31, 2016, and $10,000 during the year ending December 31, 2017. During the year ended December 31, 2017, the Company and the noteholders agreed to exchange $148,100 of the above notes for 15,376,296 shares of common stock. The conversions were accounted for as an extinguishment of debt resulting in a loss of $81,213. There was a balance of $72,500 relating to these notes at June 30, 2018. One of the exchanging noteholders was Lawrence Neal, who, on June 7, 2017, exchanged a promissory note, dated October 3, 2014, in the principal amount of $10,000 for 1,629,482 shares of common stock. Mr. Neal paid the full principal amount of his note to the Company when it was made.

Note 6 – Notes Payable

During 2014, the Company made a series of promissory notes with four unaffiliated persons in the original aggregate amount of $457,000. During the year ended December 31, 2016, the Company repaid one of these notes in the original principal amount of $7,000. These notes bear interest at rates ranging from 10% to 15% (with a weighted-average rate of 11.7%).

During the year ended December 31, 2017, certain noteholders agreed to exchange $150,000 of principal and $73,027 of accrued interest of the above notes for 20,000,000 shares of common stock. These exchanges were accounted for as an extinguishment of debt resulting in a loss of $20,973. During the month ended June 30, 2018, the company paid a partial payment on the above mentioned notes of $100,000. The Company had $200,000 of principal amount of these notes payable outstanding at June 30, 2018, which are past due.

On August 15, 2015, the Company made a promissory note in the amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it is not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date for the balance. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of accrued interest on the above mentioned notes for 50,000,000 shares of common stock. These exchanges were accounted for as an extinguishment of debt resulting in a loss of $683,337. The Company had $75,000 relating to this payable outstanding at June 30, 2018.

In each of the years ended at December 31, 2017, and December 31, 2016, the Company entered into a capitalized equipment lease. Each of these capital leases is payable in 24 monthly installments of $2,000, including interest at the rate of 19.87% per annum. The equipment lease is held by a related party. The Company made its final lease payment for the first lease during the six months ended June 30, 2018.

Note 7 – Stockholders’ Equity

On June 8, 2018, the Company issued 263,125,164 shares of common stock, valued at $2,552,314, for the purchase of certain patents and patent applications, a trademark and an internet domain (see Note 4).

Note 8 – Loans Payable – Stockholders

The Company received advances from one of its stockholders, who is a related party, to help finance its operations. These advances are non-interest-bearing and have no set maturity date. The balance of these advances at June 30, 2018, and December 31, 2017, was $196,994 and $122,994, respectively. In June 2018, the Company received advances from two stockholders, who are related parties, of $38,000 and $36,000 to help in financing its operations. The Company expects to repay these loans, which have no fixed provisions, when cash flows become available.

Note 9 – Related-Party Transactions

The Company purchases some of its products and leases its printers from a related party. During the six months ended June 30, 2018, the Company made capital lease payments of $24,000 to and purchased $31,337 of products from this related party.

Note 10 – Concentrations

For the six months ended June 30, 2018, one of the Company’s customers accounted for approximately 11% of sales. During the six months ended June 30, 2017, one of the Company’s customers accounted for 17% of sales. For the three months ended June 30, 2018, one of our customers accounted for approximately 7% of sales. During the three months ended June 30, 2017, one of the Company’s customers accounted for 21% of sales.

For the six months ended June 30, 2018, and 2017, the Company purchased approximately 40% and 63% of its products from one distributor. For the three months ended June 30, 2018, and 2017, the Company purchased approximately 37% and 63% of its products from one distributor.

Note 11 – Commitments

The Company is committed under an operating lease for its premises. The lease originally called for monthly payments of $6,300 plus 55% of operating expenses until May 31, 2015. The lease was amended to provide for monthly payments of $7,500 plus 100% of operating expenses thereafter, until the lease was to have expired June 30, 2016. On June 1, 2016, the lease was amended to extend its term until June 30, 2018, without changing its other terms. The Company is in current negotiations to extend the lease.

In conjunction with the Asset Purchase Agreement referred to in Note 4, the Company agrees to purchase a minimum of 30,000 units of product per month. The minimum purchase shall increase by 10% every annual anniversary of the Effective Date and expires on April 30, 2031.

Note 12 – Subsequent Events

The Company received an advance of $20,000 from one of its stockholders, who is a related party, in July 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND THE NOTES THEREO, AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Introduction

Acology has no material assets other than all of the outstanding membership units of its subsidiaries and has no plans to conduct any business activities other than obtaining or guaranteeing financing for the businesses conducted by its subsidiaries or assisting them in obtaining such financing.

Through D&C Distributors LLC and D&C Printing LLC, we are in the business of selling and distributing patented containers that can store, grind and shred pharmaceuticals, herbs, teas and other solids or liquids. We provide custom printing of labeling for our products and products manufactured by others. We have commenced sales of humidity control inserts, hydroponic grow towers, smell-proof bags and lighters and are actively developing markets for them. Our principal product is the “Medtainer®”. Sales of our Medtainer® products accounted 68% of our revenue in 2017, as compared to 86% of our revenue in 2016 and 92% in 2015, 62% of our sales in the quarter ended June 30, 2018, as compared to 65% of our sales in the quarter ended June 30, 2017, and 87% of our sales in the quarter ended June 30, 2016. The most significant components of revenues from our other products and services were printing services, which comprised 6% of our revenue in 2016, and humidity control inserts, which we introduced in 2016, comprised approximately about 3% of our revenue for that year. In the quarter ended June 30, 2018, sales of printing services and humidity control inserts comprised 4% and 15% of our revenue, compared to 7% and 14%, respectively, of our revenue the quarter ended June 30, 2017; in the quarter ended June 30, 2016, sales of printing services and humidity control were each less than 5% of our revenue. During the month ended June 30, 2018, we obtained a U.S. Registered Trademark for our private-labeled “Med X 2-Way Humidity Control® Pack.”

We market directly to businesses through our phone room, retail public through internet sales and to wholesalers and other businesses who resell our products to other businesses and end users.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018, Compared with Three Months Ended June 30, 2017

Sales: Our sales for the three months ended June 30, 2018, were $552,147, from which we earned a gross profit of $346,595. Our sales for the three months ended June 30, 2017, were $545,205, from which we earned a gross profit of $360,381.

Operating Expenses: For the three months ended June 30, 2018, total operating expenses of $441,507 were incurred, including $408,571 for general and administrative expenses, of which $34,140 was paid to each of Mr. Fairbrother and Mr. Heldoorn as officers’ compensation, $12,677 in amortization expense and $20,259 for advertising and marketing. For the three months ended June 30, 2017, total operating expenses of $374,796 were incurred, including $365,070 for general and administrative expenses, of which $35,404 was paid to Mr. Fairbrother and Mr. Heldoorn, respectively, as officers’ compensation, and $9,726 for advertising and marketing. The principal reasons for the increase in general and administrative expense of $66,711 in the later period were increases in amortization expense, payroll and professional fees. Advertising and marketing increased by $10,533 in the later period due to a temporary increase in social media ads.

Loss from Operations: Loss from operations increased from $14,415 for the three months ended June 30, 2017, to $94,912 for the three months ended June 30, 2018, mainly due to the increase of cost of goods sold of $20,728, amortization expense of $12,677 and general and administrative costs of $43,501.

Other Expenses: During the three months ended June 30, 2018, and 2017, we incurred interest expense of $10,389 and $15,464, respectively. Interest expense was lower in the later period because the accounting treatment of the excess of the fair value of the embedded conversion feature of the note over its principal amount, which excess is charged as interest upon inception, was a higher amount in 2016 than for the amount of convertible debt issued in 2017, which contained an embedded conversion feature. We incurred no gain on extinguishment of debt during both three-month periods. We incurred $849 of loss on change in fair value of derivative during the three months ended June 30, 2018, as the result of a change in the fair value of the embedded conversion feature of a note over its principal amount, which excess is charged as interest upon inception, and a gain of $128,527 during the three months ended June 30, 2017.

Net Income (Loss): For the reasons set forth above, we recorded net loss of $106,150 for the three months ended June 30, 2018, as compared with a net income of $98,648 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018, Compared with Six Months Ended June 30, 2017

Sales: Sales for the six months ended June 30, 2018, were $1,196,498, from which we earned a gross profit of $771,645. Sales for the six months ended June 30, 2017, were $1,090,035, from which we earned a gross profit of $751,311.

Operating Expenses: For the six months ended June 30, 2018, total operating expenses of $846,995 were incurred, including $799,016 for general and administrative expenses, of which $68,010 was paid to each of Mr. Fairbrother and Mr. Heldoorn as officers’ compensation, amortization expense of $12,677 and $35,302 for advertising and marketing. For the six months ended June 30, 2017, total operating expenses of $775,421 were incurred, including $734,593 for general and administrative expenses, of which $69,305 was paid to Mr. Fairbrother and Mr. Heldoorn, respectively, as officers’ compensation, and $40,828 for advertising and marketing. The principal reasons for the increase in general and administrative expense of $71,574 in the later period was due to an increase in amortization expense, payroll and professional fees. Advertising and marketing decreased by $5,526 in the later period because we have cut our advertising due to our increase in organic growth.

Loss from Operations: Loss from operations increased from $24,110 for the six months ended June 30, 2017, to $75,350 for the six months ended June 30, 2018, mainly due to the increase of cost of goods sold of $86,129, amortization expense of $12,677and an increase in general and administrative costs of $64,423.

Other Expenses: During the six months ended June 30, 2018, and 2017, we incurred interest expense of $19,943 and $33,880, respectively. Interest expense was lower in the later period because the accounting treatment of the excess of the fair value of the embedded conversion feature of the note over its principal amount, which excess is charged as interest upon inception, was higher in 2017 than in 2018, which contained an embedded conversion feature. We incurred no gain on extinguishment of debt during the six months ended June 30, 2017. In addition, we recorded a gain of $2,131 on change in fair value of derivative during the six months ended June 30, 2018, as the result of a change in the fair value of the embedded conversion feature of a note over its principal amount, which excess is charged as interest upon inception, versus $164,151 during the six months ended June 30, 2017.

Net Income (Loss): For the reasons set forth above, we recorded net loss of $93,162 for the six months ended June 30, 2018, as compared with net income of $106,525 for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2017, we had $22,656 in cash and accounts receivable of $87,962, and as of June 30, 2018, we had $12,948 in cash and accounts receivable of $117,908. We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013. During the year ended December 31, 2014, we sold approximately 180,000 units. During the year ended December 31, 2015, we sold an approximately 314,000 units. During the year ended December 31, 2016, we sold approximately 419,000 units of our Medtainer® products and 160,000 units of our other products. We sold approximately 82,000 units of our Medtainer® products and approximately 180,000 units of our other products during the three months ended June 30, 2018, compared to 104,000 units of our Medtainer® products and approximately 147,000 units of our other products during the three months ended June 30, 2017. Revenues from printing services were $112,208 in the year ended December 31, 2016, compared to $116,000 in the year ended December 31, 2017; revenues were $21,633 during the three months ended June 30. 2017, compared to $38,300 during the three months ended June 30. 2017. Sales of our Med X 2-Way Humidity Control® inserts and other humidity control products were $83,000 during the three months ended June 30, 2018, compared with $76,500 in the three months ended June 30, 2017. During the three months ended June 30, 2018, we did not borrow from outside sources.

We have a current inventory of approximately 133,000 Medtainer® products, which we believe will be sold for approximately $530,000 and an inventory of 195,000 units of our other products, which we believe will be sold for approximately $390,000.

In July 2017, the Company exchanged $412,600 of its debt, including accrued interest, for 76,635,407 shares of Common Stock and retired a convertible promissory note, on which $250,000 was outstanding, thereby reducing its obligations for borrowed money to $879,401, of which $879,401 is past due, thereby reducing its funding requirements. As a result, the Company believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including $380,500 to repay loans that are past due, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of overdue loans, in which case the amount of such funding will be reduced, but cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2018 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. While the Company believes that the reduction in debt makes it more attractive to lenders and investors, it can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms.

The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that it is available and prudent. For this reason, it has increased its sales staff from two 2 in 2013 to 11 today. Management further believes that increased sales will ultimately exceed operating expenses. The Company expects the reduction in indebtedness and the associated reduction in gain in fair value of derivative will improve its net income, but this will be offset by a gain on extinguishment of debt associated with $250,000 of retired indebtedness. However, as indicated in note 3 of the Notes to Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern and Management recognizes that the Company can take measures to increase sales only within the parameters set forth therein. Our ability to continue as a going concern is dependent on the successful execution of our operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. During 2017 and during the six months ended June 30, 2018, we maintained sales of our Medtainer® products at approximately the same level as for the six months ended June 30, 2018 (although the percentage of our total sales attributable to these products decreased), increased sales of humidity control products and introduced new products, resulting in increased revenues. On June 8, 2018, the Company acquired certain patents and patent applications, a trademark and an internet domain, which are related to its Medtainer® products. The Company believes that this acquisition may enable it to increase sales to an unknown extent because it will now have the ability to enforce the patents and trademark. Also, if the Company can increase demand for Medtainers® beyond the number that it is required to purchase under its agreement to purchase them from the former owner of the patents, or if the former owner is unable to meet its obligations under that agreement, the Company believes that it will be able to manufacture them or purchase them from its licensees at a lower price per unit than it is now paying, thereby increasing profits. However, the Company does not believe than the acquisition of this property will by itself enable the Company to continue as a going concern.

The Company’s revenues have grown every year since in commenced business. In 2013, our sales were $254,992; in 2014, they were $460,756; in 2015, they were $1,441,441, in 2016, they were $1,975,923, in 2017 they were $2,210,470; and $1,196,498 for the six months ended June 30, 2018. For the three months ended June 30, 2018, we recorded a net loss of $106,150 compared to a net profit of $98,648 for the three months ended June 30, 2017. We hope that we can improve our results in the balance of 2018 and beyond but cannot assure that we will be able to do so.

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

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

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

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process. As of June 30, 2018, management had not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 16, 2018, we entered into an Asset Purchase Agreement, with an unrelated party (the “APA”), whereunder, among other things, we agreed to acquire from him and certain entities that he controls, and he agreed to sell, assign and transfer to us, and to cause these entities to sell assign and transfer to us, certain patents and patent applications, a trademark and an internet domain in consideration of the issuance to him of 263,125,164 shares of our common stock. These shares were issued and delivered on June 8, 2018, in reliance from the exemption from registration afforded by Section 4(1) of the Securities Act of 1933 and Rule 506 promulgated thereunder

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

None.

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification pursuant to Sarbanes-Oxley Section 302

32.1	Certification pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018	By:	/s/ Curtis Fairbrother
Name: Curtis Fairbrother
Title: Chief Executive Officer; Principal Accounting and Financial Officer, Director

