Form 10-Q
period 2018-09-30
MEDTAINER, INC.
filed 2018-11-13
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from______________________________________ to

Commission file number: 000-29381

MEDTAINER, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0207200
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1620 Commerce St., Corona, CA	92880
(Address of principal executive offices)	(zip code)

(844) 226-5649

(Registrant’s telephone number, including area code)

(Former Named Acology, Inc.)

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

As of November 12, 2018, there were 5,524,636,434 shares of the Registrant’s Common Stock outstanding.

MEDTAINER, INC.

(Formerly Named Acology, Inc.)

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2018

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

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTAINER, INC.

(FORMERLY NAMED ACOLOGY, INC.)

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS:

Cash	$57,759	$22,656
Accounts Receivable	139,337	87,962
Inventories	199,443	211,652
Total Current Assets	396,539	322,270

Property & equipment, net of accumulated depreciation	73,469	76,049
Intangible Assets, net of accumulated amortization of $50,708	2,501,608	—
Security Deposits	8,560	7,489
TOTAL ASSETS	$2,980,176	$405,808

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Accounts payable	$255,727	$243,353
Convertible notes payable	105,500	105,500
Notes Payable	275,000	375,000
Loan Payable - stockholder	257,750	122,994
Accrued expenses	247,116	214,583
Derivative Liability	24,244	25,275
Capital Lease Payable	10,080	35,229
Total Current Liabilities	1,175,417	1,121,934

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock, $0.00001 par value, 5,000,000 shares authorized
No shares issued and outstanding	—	—
Common Stock, $0.00001 par value, 6,000,000,000 shares authorized
5,524,636,434 and 5,249,511,270 shares issued and outstanding
at September 30, 2018, and December 31, 2017, respectively	55,246	52,495
Additional Paid-in Capital	4,153,595	1,484,032
Accumulated Deficit	(2,404,082)	(2,252,653)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,804,759	(716,126)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$2,980,176	$405,808

The accompanying notes are an integral part of these financial statements

MEDTAINER, INC.

(FORMERLY NAMED ACOLOGY, INC.)

CONSOLIDATED STATEMENTS OF OPEREATION

 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017

Sales	$1,798,800	$1,585,220	$602,302	$495,185

Cost of Sales	635,732	494,497	$210,879	155,773

Gross Profit	1,163,068	1,090,723	391,423	339,412

COSTS AND EXPENSES:
General and administrative	1,191,622	1,170,056	392,606	435,463
Amortization Expense	50,706	—	38,029	—
Advertising and marketing	44,349	42,971	9,047	2,143
Total Operating Expenses	1,286,677	1,213,027	439,682	437,606

Income (Loss) from operations	(123,609)	(122,304)	(48,259)	(98,194)

Other Expenses (Income):
Interest expense	28,852	50,909	8,909	17,029
Loss on extinguishment of debt	—	245,391	—	245,391
(Gain) Loss on change in fair value of derivative	(1,031)	(166,253)	1,100	(1,738)
Loss on sale of equipment	—	11,000	—	11,000
Total Other Expenses	27,821	141,047	10,009	271,682

Loss before income taxes	(151,430)	(263,351)	(58,268)	(369,876)

Income tax provision	—	—	—	—

NET LOSS	$(151,430)	$(263,351)	$(58,268)	$(369,876)

Income per common share, basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding, basic and diluted	5,369,762,258	5,191,085,302	5,414,325,933	5,224,221,173

The accompanying notes are an integral part of these financial statements

MEDTAINER, INC.

(FORMERLY NAMED ACOLOGY, INC.)

 STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended September 30,
	2018	2017

OPERATING ACTIVITIES:
Net Loss	$(151,430)	$(263,351)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	15,000	16,800
Amortization Expense	50,706	0
Loss on extinguishment of debt	0	245,391
Gain on change in fair value of derivative	(1,031)	(166,253)
Non-cash interest expense	0	2,711
Loss on sale of equipment	0	11,000.00
Changes in operating assets and liabilities
Accounts Receivable	(51,375)	(8,736)
Inventories	12,209	(118,904)
Accounts Payable	12,374	47,445
Accrued expenses	32,534	42,829
NET CASH USED IN OPERATING ACTIVITIES	(81,013)	(191,068)

INVESTING ACTIVITIES:
Repayment of loan from non-related party	—	150,000
Proceeds from sale of equipment	—	15,000
Acquisition of property and equipment	(12,420)	(3,069)
Payment of Security Deposit	(1,071)	—
NET CASH RECEIVED FROM (USED IN) INVESTING ACTIVITIES	(13,491)	161,931

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	120,000	—
Repayment of notes payable and capital lease payable	(125,149)	(31,224)
Proceeds from related party loan	134,756	39,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	129,607	8,276

INCREASE (DECREASE) IN CASH	35,103	(20,861)

CASH - BEGINNING OF PERIOD	22,656	37,533

CASH - END OF PERIOD	$57,759	$16,672

Supplemental disclosure of cash flow information:
Non-cash financing activities
Conversion of debt into common stock	$—	$373,100
Common stock issued in connection with conversion	$—	$1,232,313
Common stock issued for the acquisition of intangible assets	2,552,314	—

The accompanying notes are an integral part of these financial statements

MEDTAINER, INC.

(Formerly Named Acology, Inc.)

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

Note 1 – Business

Medtainer, Inc. (the “Company”), through its wholly owned subsidiary, D&C Distributors, LLC (“D&C”) is in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs, and through D&C’s wholly owned subsidiary, D&C Printing LLC (“Printing”), is in the business of private labeling and branding for purchasers of containers and other products. The Company changed its corporate name from Acology, Inc. to its present name on August 28, 2018.

D&C and Printing were formed under the laws of the State of California on January 29, 2013, and April 14, 2015, respectively.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principals of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018.

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

Revenue Recognition

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” No. 20 l4-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 20l6-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments (collectively, the “new revenue standards”) with ASU 2014-09.

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018, did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards. the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies its performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

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

The change in the Level 3 financial instruments is as follows:

Balance, January 1, 2018	$25,275
· Converted during the period	—
· Change in fair value recognized in opearations	(1,031)
Balance, September 30, 2018	$24,244

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the nine months ended September 30, 2018, there were no conversions of convertible debt.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2018, the Company had a working capital deficit of $778,878. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that we will be able to increase sales or to obtain or extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

Note 4 – Intangible Assets

On June 8, 2018, the Company acquired certain patents and patent applications, a trademark and an internet domain pursuant to an Asset Purchase Agreement, dated as of April 16, 2018, and amended on June 8, 2018, by and between the Company and the owner of the entity which is the Company’s main supplier in consideration of the issuance to him of 263,125,164 shares of the Company’s common stock. The intangible assets acquired are being amortized over the remaining life of the specific patents and the estimated useful life of the trademark and internet domain. Amortization expense for the three and nine months ending September 30, 2018 was $38,029 and $50,706, respectively.

Note 5 – Convertible Notes Payable

The following is a description of convertible notes payable at September 30, 2018:

·	On August 20, 2015, the Company made a convertible promissory note in the principal amount of $400,000 to a then-related party, which was reduced to $360,000 as the result of a prepayment. The note was subsequently reduced through payments and conversions to $250,000 at December 31, 2016. On July 5, 2017, the Company satisfied the principal of the note and interest accrued therein in full for a payment of $100, resulting in a gain on extinguishment of debt of $542,218, which included a removal of the associated derivative liability relating to the conversion feature of $290,895.
·	The Company made a convertible promissory note, dated December 15, 2015, in favor of the unrelated party referred to above in the principal amount of $8,000. This note is convertible into shares of the Company’s common stock at a conversion price equal to the average of the daily closing price for a share of Common Stock for the 3 consecutive trading days ending on the trading day immediately prior to the day on which a notice of conversion is delivered. The note matured on December 27, 2016, and bears interest at the highest lawful rate, but not more than 20% per annum. The Company is currently negotiating an extension of the maturity date.
·	The Company made two convertible promissory notes, one dated February 11, 2016, and the other dated April 25, 2016, in favor of the unrelated party referred to above, each in the principal amount of $7,500. Each note is due 1 year after the date on which it was made, bears simple interest at the rate of 20 percent per annum and is convertible into shares of Common Stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date. The Company is currently negotiating an extension of the maturity dates.
·	The Company has determined that the conversion feature embedded in the notes described above contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company used the Black-Scholes-Merton valuation model to value the conversion features using the expected life of each note, average volatility rate of approximately 121% and a discount rate of 1.29%.
·	During 2014, the Company entered into a series of promissory note conversion agreements with ten unaffiliated persons in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The loans under these agreements are noninterest-bearing and have no stated maturity date. During the year ended December 31, 2016, the Company entered into agreements with four of the individuals in which the Company agreed to pay to them an additional amount equal to the current principal balance (which aggregated $32,000), which was recorded as interest expense. The notes were amended such that the Company agreed to repay the new balance over 10 monthly equal installments. The Company made payments of $25,900 during the year ended December 31, 2016, and $10,000 during the year ending December 31, 2017. During the year ended December 31, 2017, the Company and the noteholders agreed to exchange $148,100 of the above notes for 15,376,296 shares of common stock. The conversions were accounted for as an extinguishment of debt resulting in a loss of $81,213. There was a balance of $82,500 relating to these notes at September 30, 2018. One of the exchanging noteholders was Larry Neal, who, on June 7, 2017, exchanged a promissory note, dated October 3, 2014, in the principal amount of $10,000 for 1,629,482 shares of common stock. Mr. Neal paid the full principal amount of his note to the Company when it was made.

Note 6 – Notes Payable

During 2014, the Company made a series of promissory notes with four unaffiliated persons in the original aggregate amount of $457,000. During the year ended December 31, 2016, the Company repaid one of these notes in the original principal amount of $7,000. These notes bear interest at rates ranging from 10% to 15% (with a weighted-average rate of 11.7%).

During the year ended December 31, 2017, certain noteholders agreed to exchange $150,000 of principal and $73,027 of accrued interest of the above notes for 20,000,000 shares of common stock. These exchanges were accounted for as an extinguishment of debt resulting in a loss of $20,973. During the month ended June 30, 2018, the company paid a partial payment on the above mentioned notes of $100,000. The Company had $200,000 of principal amount of these notes payable outstanding at September 30, 2018, all of which are past due.

On August 15, 2015, the Company made a promissory note in the amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it is not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date for the balance. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of accrued interest on the above mentioned notes for 50,000,000 shares of common stock. These exchanges were accounted for as an extinguishment of debt resulting in a loss of $683,337. The Company had $75,000 relating to this payable outstanding at September 30, 2018.

In each of the years ended at December 31, 2017, and December 31, 2016, the Company entered into a capitalized equipment lease. Each of these capital leases is payable in 24 monthly installments of $2,000, including interest at the rate of 19.87% per annum. The equipment lease is held by a related party. The Company made its final lease payment for the first lease during the nine months ended September 30, 2018.

Note 7 – Stockholders’ Equity

On February 16, 2018, the Company issued 12,000,000 shares of Common Stock for proceeds of $120,000. On June 8, 2018, the Company issued 263,125,164 shares of common stock, valued at $2,552,314 for the purchase of certain patents and patent applications, a trademark and an internet domain (see Note 4).

Note 8 – Loans Payable – Stockholders

The Company received advances from one of its stockholders, who is a related party, to help finance its operations. These advances are non-interest-bearing and have no set maturity date. The balance of these advances at September 30, 2018, and December 31, 2017, was $237,749 and $122,994, respectively. In the three months ending September 30, 2018, the Company received advances from two stockholders, who are related parties, of $20,000 and $40,755 to help in financing its operations. The Company expects to repay these loans, which have no fixed provisions, when cash flows become available.

Note 9 – Related-Party Transactions

The Company purchases some of its products and leases its printers and property from a related party. During the nine months ended September 30, 2018, the Company made capital lease payments of $30,000 to and purchased $46,337 of products from this related party.

Note 10 – Concentrations

For the nine months ended September 30, 2018, one of our customers accounted for approximately 11% of sales. During the nine months ended September 30, 2017, one of our customers accounted for 11% of sales. For the three months ended September 30, 2018, one of our customers accounted for approximately 11% of sales. During the three months ended September 30, 2017, one of our customers accounted for 7% of sales.

For the nine months ended September 30, 2018, and 2017, the Company purchased approximately 41% and 39% of its products from one distributor. For the three months ended September 30, 2018, and 2017, the Company purchased approximately 43% and 42% of its products from one distributor.

Note 11 – Commitments

The Company is committed under an operating lease for its premises. The lease originally called for monthly payments of $6,300 plus 55% of operating expenses until May 31, 2015. The lease was amended to provide for monthly payments of $7,500 plus 100% of operating expenses thereafter, until the lease was to have expired June 30, 2016. On June 1, 2016, the lease was amended to extend its term until June 30, 2018, without changing its other terms. On September 1, 2018, the Company entered into a new operating lease with a related party calling for monthly payments of $8,640.50 plus 100% of the operating expenses.

In conjunction with the Asset Purchase Agreement referred to in Note 4, the Company has agreed to purchase a minimum of 30,000 units of product per month. The minimum purchase will increase by 10% every anniversary of the Effective Date. The agreement expires on April 30, 2031.

Note 12 – Subsequent Events

The Company repaid an advance of $10,000 and received $30,000 from one of its stockholders, who is a related party, in October and November 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Introduction

Medtainer has no material assets other than all of the outstanding membership units of its two subsidiaries and has no plans to conduct any business activities other than obtaining or guaranteeing financing for the businesses conducted by its subsidiaries or assisting them in obtaining such financing.

Through D&C Distributors LLC and D&C Printing LLC, we are in the business of selling and distributing patented containers that can store, grind and shred pharmaceuticals, herbs, teas and other solids or liquids. We provide custom printing of labeling for our products and products manufactured by others. We have commenced sales of humidity control inserts, hydroponic grow towers, smell-proof bags and lighters and are actively developing markets for them. Our principal product is the Medtainer®. Sales of our Medtainer® products accounted for 86% of our revenue in 2016, as compared with 92% in 2015, 72% of our sales in the quarter ended September 30, 2018, 70% of our sales in the quarter ended September 30, 2017, as compared with 84% of our sales in the quarter ended September 30, 2016. The most significant components of revenues from our other products and services were printing services, which comprised 5% of our revenue in 2016, and humidity control inserts, which we introduced in 2016, comprised approximately about 5% of our revenue for that year. In the quarter ended September 30, 2018, sales of printing services and humidity control inserts comprised 5% and 19% of our revenue respectively; in the quarter ended September 30, 2017, sales of printing services and humidity control inserts comprised 6% and 17% of our revenue respectively and in the quarter ended September 30, 2016, sales of printing services and humidity control were a combined 10% of our revenue. During the nine months ended September 30, 2018, we obtained a U.S. Registered Trademark for our private-labeled “Med X 2-Way Humidity Control® Pack.”

We market directly to businesses through our phone room and to the retail public through internet sales and, and to wholesalers and other businesses who resell our products to other businesses and end users.

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

The Company was incorporated on September 9, 1997, in the State of Florida and operated since 2014 under the corporate name Acology, Inc. On August 28, 2018, the Company filed an amendment to its articles of incorporation changing its corporate name to Medtainer, Inc. The Company has two operating subsidiaries, D&C Distributors LLC, which Medtainer acquired on March 28, 2014, and which commenced operations on January 29, 2013, and D&C Printing LLC, which was formed and commenced operations on April 14, 2015.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018,
Compared to Three Months Ended September 30, 2017

Sales:  Sales for the three months ended September 30, 2018, were $602,302 from which we earned a gross profit of $391,423. Our sales for the three months ended September 30, 2017, were $495,185, from which we earned a gross profit of $339,412.

Operating Expenses: For the three months ended September 30, 2018, total operating expenses of $439,682 were incurred, including $392,606 for general and administrative expenses, of which $34,275 was paid to each of Mr. Fairbrother and Mr. Heldoorn as officers’ compensation, $38,029 in amortization expense and $9,047 for advertising and marketing. For the three months ended September 30, 2017, total operating expenses of $437,606 were incurred, including $435,463 for general and administrative expenses, of which $34,275 was paid to each Mr. Fairbrother and Mr. Heldoorn, respectively, as officers’ compensation, and $2,143 for advertising and marketing. The principal reasons for the decrease in general and administrative expense of $42,857 in the later period was due to a decrease in printing expense, payroll expense and travel expense. Advertising and marketing increased by $6,904 in the later period because we invested in attending conventions.

Loss from Operations. Loss from operations decreased from a loss of $98,194 for the three months ended September 30, 2017, to a loss of $48,259 for the three months ended September 30, 2018, mainly due to the increase in sales for that period of $52,011.

Other Expenses. During the three months ended September 30, 2018, and 2017, we incurred interest expense of $8,909 and $17,029, respectively. Interest expense was lower in the later period because the accounting treatment of the excess of the fair value of the embedded conversion feature of the note over its principal amount, which excess is charged as interest upon inception, was a higher amount in 2017 than for the amount of convertible debt issued in 2018, which contained an embedded conversion feature. We incurred a loss on extinguishment of debt of $245,391 during the three months ended September 30, 2017 and no loss was recognized for the three months ended September 30, 2018. We also recorded a loss on change in fair value of derivative during the three months ended September 30, 2018 of $1,100 versus a gain of $1,738 during the three months ended September 30, 2017.

Net Loss: For the reasons set forth above, we recognized a net loss of $58,268 for the three months ended September 30, 2018, as compared with a net loss of $369,876 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018,
Compared to Nine Months Ended September 30, 2017

Sales: Sales for the nine months ended September 30, 2018, were $1,798,800, from which we earned a gross profit of $1,163,068. Sales for the nine months ended September 30, 2017, were $1,585,220 from which we earned a gross profit of $1,090,723.

Operating Expenses: For the nine months ended September 30, 2018, total operating expenses of $1,286,677 were incurred, including $1,191,622 for general and administrative expenses, of which $102,285 was paid to each of Mr. Fairbrother and Mr. Heldoorn as officers’ compensation, $50,706 in amortization expense and $44,349 for advertising and marketing. For the nine months ended September 30, 2017, total operating expenses of $1,213,027 were incurred, including $1,170,056 for general and administrative expenses, of which $102,285 was paid to each of Mr. Fairbrother and Mr. Heldoorn, respectively, as officers’ compensation, and $42,971 for advertising and marketing. The principal reasons for the increase in general and administrative expense of $21,566 in the later period was due to legal expenses in conjunction to the Asset Purchase. Advertising and marketing increased by $1,378 in the later period because we invested in attending conventions.

Loss from Operations. Loss from operations increased from $122,304 for the nine months ended September 30, 2017, to $123,609 for the nine months ended September 30, 2018, mainly due to the increase in amortization expenses of $50,706.

Other Expenses. During the nine months ended September 30, 2018, and 2017, we incurred interest expense of $28,852 and $50,909, respectively. Interest expense was lower in the later period because the accounting treatment of the excess of the fair value of the embedded conversion feature of the note over its principal amount, which excess is charged as interest upon inception, was higher in 2017 than in 2018, which contained an embedded conversion feature. We incurred a loss on extinguishment of debt of $245,391 during the nine months ended September 30, 2017 and did not realize a loss for the nine months ended September 30, 2018. In addition, we recorded a gain of $2,131 on change in fair value of derivative during the nine months ended September 30, 2018, as the result of a change in the fair value of the embedded conversion feature of a note over its principal amount versus $166,253 during the nine months ended September 30, 2017.

Net Loss. For the reasons set forth above, we recognized a net loss $151,430 for the nine months ended September 30, 2018, as compared with net loss of $263,351 for the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of December 31, 2017, we had $22,656 in cash and accounts receivable of $87,962, and as of September 30, 2018, we had $57,759 in cash and accounts receivable of $139,337. We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013. During the year ended December 31, 2014, we sold approximately 180,000 units. During the year ended December 31, 2015, we sold an approximately 314,000 units. During the year ended December 31, 2016, we sold approximately 419,000 units of our Medtainer® products and 160,000 units of our other products. During the year ended December 31, 2017, we sold approximately 381,000 units of our Medtainer® products and 631,000 units of our other products. We sold approximately 99,000 units of our Medtainer® products and approximately 170,000 units of our other products during the three months ended September 30, 2018. Revenues from printing services were $37,000 in the year ended December 31, 2015, $112,208 in the year ended December 31, 2016, and $116,000 in the year ended December 31, 2017; revenues were $46,273 during the three months ended September 30, 2017, and $32,978 during the three months ended September 30, 2018, compared with $79,449 during the nine months ended September 30, 2017, and $84,400 during the nine months ended September 30, 2018.. Sales of humidity control inserts were $107,077 during the three months ended September 30, 2018, compared with $84,625 during the three months ended September 30, 2017.

We have a current inventory of approximately 120,000 containers, which we believe will be sold for approximately $500,000 and an inventory of 170,000 units of our other products, which we believe will be sold for approximately $200,000.

In July 2017, the Company exchanged $412,600 of debt, including accrued interest, for 76,635,407 shares of Common Stock and retired a convertible promissory note on which $250,000 was outstanding, thereby reducing its obligations to $627,616, of which $380,500 is convertible notes and notes payable, all of which are past due, and of which $247,116 is  accrued expenses. As a result , the Company’s funding requirements have decreased. The Company believes that, to meet the above and additional obligations, it will require approximately $800,000 in funding during the next 12 months, assuming that its operating loss remains at the same level. The Company plans to seek extensions of overdue loans, in which case the amount of such funding will be reduced, but cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2018 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. While the Company believes that the reduction in debt makes it more attractive to lenders and investors, it can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms.

The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that it is available and prudent. For this reason, it has increased its sales staff from two 2 in 2013 to 11 today. Management further believes that increased sales will ultimately exceed operating expenses. The Company expects the reduction in indebtedness and the associated reduction in gain in fair value of derivative will improve its net income, but this will be offset by a gain on extinguishment of debt associated with $250,000 of retired indebtedness. However, as indicated in Note 3 of the Notes to Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern and Management recognizes that the Company can take measures to increase sales only within the parameters set forth therein. Our ability to continue as a going concern is dependent on the successful execution of our operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. During 2017 and during the nine months ended September 30, 2018, we increased sales of our Medtainer ® products increased sales of printing services and introduced new products, resulting in increased revenues.

The Company’s revenues have grown every year since in commenced business. In 2013, our sales were $254,992; in 2014, they were $460,756; in 2015, they were $1,441,441; in 2016, they were $1,975,923; and in 2017, they were $2,210,470. We recorded a net profit of $3,704 for the three months ended September 30, 2016, net loss of $369,876 for the three months ended September 30, 2017 and a net loss of $58,268 for the three months ended September 30, 2018. We hope that we can improve these results in the balance of 2018 and beyond, but cannot assure that we will be able to do so.

We can give no assurance that any of the funding described above will be available on acceptable terms, or available at all. If we are unable to raise funds in sufficient amount, when required or on acceptable terms, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into the Company’s equity securities, its shareholders may experience significant dilution.

Off-Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Control and Procedures

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

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above mentioned material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process As of September 30, 2018, management had not yet completed these remediation efforts. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceed

None

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

Date: November 13, 2018

By: /s/ Curtis Fairbrother

Name: Curtis Fairbrother

Title: Chief Executive Officer, Principal

Accounting and Financial Officer, Director

