Form 10-K
period 2018-12-31
MEDTAINER, INC.
filed 2019-12-20
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $9.7 million.

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

The number of shares outstanding of the registrant’s common stock as of December 18, 2019, was 56,485,274 (giving effect to a 1-for-100 reverse stock split that was effective on March 22, 2019).

(DOCUMENTS INCORPORATED BY REFERENCE)

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

MEDTAINER, INC.

FORM 10-K FOR YEAR ENDED DECEMBER 31, 2018

PART I

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Annual Report on Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

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

ITEM 1. BUSINESS.

We are in the business of selling proprietary containers made from medical-grade polypropylene resin under the registered trademark “Medtainer®” that can store pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs. We also sell humidity control inserts and other products and, we are in the business of private labeling and branding for purchasers of containers and other products. For more detailed information as to our business and our plans to develop it, see “Description of Business.” Until August 28, 2018, our corporate name was “Acology, Inc.”; on that date, we amended our articles of incorporation to change our corporate name to “Medtainer, Inc.” Prior to January 1, 2019, our container and printing businesses were conducted through subsidiaries; from that date, these businesses were conducted by the parent company. On February 20, 2019, we amended our articles of incorporation to provide that our common stock would be reverse split on March 22, 2019, such that each 100 shares of outstanding common stock was combined into 1 share of common stock on that date, and to reduce the number of shares of authorized common stock 6,000,000,000 to 100,000,000. Except where otherwise indicated, numbers of shares and per-share information are presented in this report on a post-split basis.

The address of the Company is 1620 Commerce St., Corona, CA 92880 and its telephone number is (844) 226-5649.

DESCRIPTION OF BUSINESS

Introduction

We are in the business of selling and distributing proprietary containers, called Medtainers®, which are made from medical-grade polypropylene resin. Medtainers® can store pharmaceuticals, herbs, teas and other solids or liquids and some models can grind solids and shred herbs. Our original 20-dram version has grinding capacity and one of its models has received child safety certification. We also sell a 40-dram size, which is also air- and water-tight. Our Medtainer® products are described under the caption “Description of Business – Products – The Medtainer®” We are focusing our marketing efforts for this product on drug stores and drug store chains, veterinarians and veterinary distributors and other distributors and end users.

We also sell and distribute humidity control inserts, lighters, smell-proof bags and other durable goods. They are described under the caption “ Description of Business – Products – New Products” and we are actively developing markets for them.

We are also in the business of private labeling and branding for purchasers of containers and other products. For more details, see “Description of Business – Printing.”

Our principal product is the Medtainer®. Its sales accounted for 62% of our revenue in 2018, as compared with 68% in 2017. The most significant components of revenues from our other products and services were humidity control inserts, which we introduced in 2016, and which comprised approximately about 18% of our revenue for 2018, as compared with 19% for 2017, and printing services, which comprised 4% of our revenue in 2018, as compared with 5% in 2017.

We market directly to businesses through our phone room and to the retail public through internet sales. We also market directly to wholesalers and other businesses who resell our products to other businesses and end users. See “Description of Business – Sales and Distribution.”

We do not market or sell marijuana, but some of our products can be used for marijuana-related purposes. In light of the fact that the possession and use of marijuana have been legalized, subject to varying restrictions, in many states and that several other states are considering such legalization, we believe that our products may be of interest to a large number of users of marijuana in and we advertise our products on our website and elsewhere as suitable for that purpose. However, since we do not seek information from our customers who are end users as to how they intend to utilize our products and have no similar knowledge respecting end users of products sold through our distributors, we are unable to determine the extent of its use in connection with the storage and grinding of marijuana or any other purpose. We believe that marketing these products subjects us to the following risks:

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
  Under United States federal law, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term “drug paraphernalia” includes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether our products are drug paraphernalia are our national and local advertising concerning its use and we have advertised our products as usable for marijuana-related purposes. However, we do not believe that our products were designed or are intended for any of these purposes or that our products are drug paraphernalia, as defined in federal law, and we are promoting our products primarily to be used for other purposes. During the administration of President Barack H. Obama, enforcement of such federal law was relaxed, and the administration of President Donald J. Trump has indicated that it will not enforce federal marijuana laws against companies that comply with state law. If in the future federal authorities were to take a different view, they might bring a criminal action against us. Such an action would have a material and adverse effect on our business and operations.

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

·	Hydroponic Grow Towers. This product is a vertical hydroponic growing system, which contains modular stackable pots for growing plants, designed for urban farms, rooftop gardens, and commercial growing operations. The plants grow without soil, using wood chips, organic coco coir, perlite and others as growing media. Water and nutrients are added manually. Because of its vertical design, the system is space and energy efficient, making it suitable for small spaces, such as balconies, patios and rooftops. It grows plants in a fraction of the time and uses substantially less water compared to conventional gardening. Units are manufactured using various substances, including hardened polyurethane or other plastic.

·	Smell-Proof (Exit) Bags. These are airtight bags made of flexible polyester, Mylar®, plastic and other substances, with varying means of closure, such as Velcro®, Ziploc® and zippers®. Some use activated carbon to enhance odor removal. Depending on their size, they can be used to store and prevent dissipation of odors from fish, herbs and dirty clothes, among others.

·	Lighters. These are butane lighters that are sold with and without logos and other markings. We purchase lighters from others and add markings at our facility.

The Medtainer®

Medtainers® are manufactured from medical-grade polypropylene resin, because we market them for uses that include grinding pills for administration to children and other persons who have difficulty swallowing and to pets. The Medtainer® can store herbs and herbal remedies, medicines, coffee and teas, wines and liquors, foods and other solids and liquids without cross-contamination and grind many substances. Some configurations have a built-in grinder in order that medicines and other solids can be ground into powder or herbs can be shredded. The Medtainer® is air- and water-tight, non-porous and non-leaching. We currently sell the Medtainer® in a 20-dram child-resistant version and our 20-dram original version, a 20-dram non-child-resistant version and a 40-dram non-child-resistant version. We plan to sell the Medtainer® in several other configurations. We sell this product with and without logos and other markings.

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

Medtainers® without grinding capacity have only a cap and a storage container.

In the future, we may sell containers other than the Medtainer® that will give consumers the ability to easily store, carry, grind and consume various solids and liquids.

Source of Medtainer® Products

Until June 8, 2018,we purchased our Medtainer® products from Polymation, LLC (“Polymation”), a manufacturer located in Newbury Park, California, under an agreement that we entered into with Polymation on August 13, 2013, under which we had the exclusive worldwide right to purchase, promote, advertise, market, distribute and resell the Medtainer®, with respect to which the owner of Polymation held patents and Polymation held the trademark. On June 8, 2018, we acquired these patents and the trademark, terminated the agreement, licensed Polymation to manufacture Medtainers® solely for purchase by us under the patents and entered into a production contract, dated June 8, 2018, and amended on March 27, 2019, under which Polymation manufactures and we purchase Medtainers® (as so amended, the “Production Contract”). Under the Production Contract, we are initially required to purchase at least 30,000 units per month, with that requirement increasing by 1% on each anniversary of its effective date. The Production Contract sets prices for the products that we purchase, subject to increase because of changes in the local consumer-price index. The Production Contract’s term expires on April 30, 2031, unless we exercise a termination option, under which we may terminate it, upon our payment to Polymation of $400,000, less any amount that its owner agrees that he owes to us or that he owes to us under a final and unappealable judgment, provided that the shares of our common stock issued to him in the transaction in which we acquired the patent and trademark (see “Patents, Trademarks and Other Intellectual Property”) may be publicly sold under the exemption from registration afforded by Rule 144 or another exemption from such registration.

Because we now own the patent for the Medtainer®, to the extent that we are able to sell more Medtainers® than we are required to purchase under the Production Contract, we will be able to manufacture them in-house or acquire them from a third party, possibly at prices lower than under the Production Contract, but unless the number of Medtainers® that we are not required to purchase under the Production Contract is substantial, doing so may not be cost-effective. We intend to continue our efforts to sell Medtainers® globally, which, if successful, would increase demand for Medtainers® and could cause increase sales volume so as to cause their production at one or more of our facilities or our acquisition of them from a third party to be cost-effective. We presently have no other suppliers than Polymation for Medtainers®, but may seek them out.

We purchase our humidity control inserts from Desiccare, Inc. and market these products under our private label “MED X 2 Way Humidity Control Pack” powered by Boost. Sales of these inserts were 4% of total sales in 2018, compared with 19% of total sales in 2017. We believe that the transition to our own MED X branded humidity pack is significant in that many of our Medtainer® products are now being sold with humidity packs inserted into the containers before shipping. This “value added” factor has increased our profitability for this product dramatically.

There are numerous manufacturers of our other products, none of which is material to our business.

Sales and Distribution

Distribution

We sell approximately 96% of our products to wholesalers and distributors, who resell them to businesses and consumers, with and without custom labeling, and the remainder are sold directly to retail consumers through internet sales. In 2015, 2016 and 2017, we sold approximately 314,000, 558,000 and 1,010,000 total items, respectively. In 2018, we sold approximately 1,020,000 total items. At December 31, 2018, we had approximately 217,000 total items in inventory.

We entered into a Product License and Distribution Agreement, dated April 1, 2014, with IGreen Planet Store, Ltd. (“IGreen”), a Canadian distribution company located in Vancouver, British Columbia, Canada. Under this agreement, we have granted to IGreen an exclusive license to market, sell and distribute the Medtainer® in Canada. The agreement had a 5-year term, which has expired. We are negotiating a new agreement with IGreen and are conducting business with IGreen as if the expired agreement were still in effect. We are required to maintain product liability insurance covering the products sold under the agreement. We are in the process of obtaining such insurance. IGreen is not required to purchase a minimum quantity of our products. The agreement is subject to yearly reviews by the parties in respect of price, quantities ordered and other matters. Based upon these reviews, the parties may modify, amend or revoke the agreement.

We have 18 personnel, including our two officers. Nine of them work in our phone room, making sales by telephone and over our website.

We also have a presence on Instagram, Facebook, Twitter and other social media. We believe that social media are important to marketing our products.

Printing

Our printing business commenced in 2015. In 2018, we had revenue of approximately $103,758 from printing, compared with approximately $116,000 in 2017. We entered this business because some of our customers desired to have custom labels imprinted on the products that they purchased from us and we found that the cost of doing so through third parties raised the price that we charged to customers for imprinted products to levels that we believed would impede sales. Labelling is performed using specialized printers. We currently have two printers, one of which is capable of printing on nonporous plastic. Currently, we devote about 2,000 square feet to this business. We are seeking additional printing business from companies that require labelling on their own products.

Patents, Trademarks and Other Intellectual Property

On April 26, 2018, we entered into an Asset Purchase Agreement, dated as of April 16, 2018, by and us and the owner of Polymation, which was amended on June 8, 2018 (as amended, the “APA”), whereunder, among other things, we agreed to acquire from him and certain entities (including Polymation) that he controlled, and he agreed to sell, assign and transfer to us, and to cause these entities to sell assign and transfer to us, certain patents and patent applications relating to the Medtainer®, a trademark of the name Medtainer® and an internet domain in consideration of our delivery to him of 2,631,252 shares of our common stock. The closing under the APA occurred on June 8, 2018.

As a consequence of our acquisition of these patents and the trademark, we are able to defend the Medtainer® against infringement and counterfeiting more effectively than before the acquisition. We believe that such acquisition has enabled us to invite larger companies to explore the possibility of strategic partnerships, expand into other container markets and diversify into associated and\or new markets.

We employ various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect our trade secrets and know-how. We may license the Medtainer® patents and trademark to, and future, patents, trademarks, trade secrets and similar proprietary rights to and from, third parties. As we develop our own products, we may rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights. We cannot presently ascertain the extent to which other intellectual property that we may develop or license will be important to us.

Competition

While the Medtainer® is a patented product, similar products are being sold. We have not determined whether all of these products conflict with the Medtainer® patents, but when we determine that a conflict trusts, we take measures to enforce these patents. We have not determined to what extent these products have affected our business. We face competition of varying degrees of intensity in the sale of our products and compete with and seek to distinguish ourselves from multiple companies principally on the basis of the uniqueness and quality of our products, price, service, quality, product characteristics and timely delivery of orders. We also stress the maintenance of strong relationships with our direct customers., our distributors and, where possible, their customers, as well as ours. Our Medtainer® products compete with metal, glass, paper and other packaging materials as well as plastic and resin packaging materials made through different manufacturing processes. Most of our existing and potential competitors have greater brand name recognition and their products may enjoy greater initial market acceptance among our potential customers. In addition, many of these competitors have significantly greater financial, technical, sales, marketing, distribution, service and other resources than we have and may also be better able to adapt quickly to customers’ changing demands and changes in technology, to enhance existing products, to develop and introduce new products and new production technologies and to respond timely changing market conditions and customer demands. If we are not able to compete successfully in the face of our competitors’ advantages, our ability to gain market share or market acceptance for the products that we sell could be limited, our revenues and our profit margins could suffer, and we may never become profitable.

Except for the market for containers such as the Medtainer®, in which believe we are a significant competitor, we are an insignificant factor in the highly fragmented markets for our other products and, although we intend to improve our position in these markets, it is unlikely that we will become significant for the foreseeable future.

Regulation

The Food and Drug Administration (the “FDA”) regulates the material content of our Medtainer® products, including the medical-grade polypropylene resin used in their manufacture, pursuant to the Federal Food, Drug and Cosmetic Act, and the Consumer Product Safety Commission (the “CPSC”) regulates certain aspects of our products pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. The FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell or intend to sell our products. In addition, certain state laws restrict the sale of packaging with certain levels of heavy metals and impose fines and penalties for noncompliance. Although FDA-approved resins and pigments are used in our products that directly contact food and drugs and we believe our products are in material compliance with all applicable regulatory requirements (although we are not required to submit them to either the FDA or the CPSC for review), we are remain subject to the risk that our products could be found not to be in compliance with these and/or other requirements. A recall of any of our products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on us.

We are not required to submit the Medtainer® or any of our other products for review by either agency.

Employees

We have, in addition to our 2 executive officers, 9 sales personnel, 3 administrative personnel and 4 print technicians and warehouse personnel.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As we are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer, as defined in Rule 405 promulgated under the Securities Act, we are not required to provide information under this item. However, there are no unresolved staff comments.

ITEM 2. PROPERTIES

Our headquarters and all of our operations are located at 1620 Commerce St., Corona, California. Until August 31, 2018, we leased this property, comprising approximately 8,000 square feet, from an unrelated party for $7,500 per month plus 100% of operating expenses, as defined in the lease. The lease expired on June 30, 2018, and until August 31, 2018, we continued to occupy the property on the same terms. On September 1, 2018, we entered into a sublease of the property from DPH Supplements Inc. (“DPH”), a corporation owned by one of our officers and directors, who had leased the property from its owner under a master lease dated August 27, 2018. Under the sublease, the Company agreed to pay monthly rentals of $8,640 and has agreed to assume and all of the obligations of DPH under the master lease, including the payment in full of certain capital expenses and the sharing of others; the payment of “common area operating expenses,” as defined (which includes real property taxes paid by master lessor); the maintenance of the property; and payment of insurance premium increases. The term of this sublease was to end on August 31, 2019, but on September 1, 2019, the sublease was amended to extend its term until August 31, 2020, and to increase the rent to $8,967. For further information regarding this sublease and the amendment thereto, see “Real Property Lease,” below. We believe that this property is suitable and adequate for our purposes.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink tier maintained by OTC Markets Group Inc. under the symbol “MDTR.”

The following table reflects the high and low closing bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2018, and 2017, and the current year to date. The bid information was obtained from the OTC Markets Group Inc. and reflects prices between dealers, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended	Closing Bid High	Closing Bid Low
Fiscal Year 2019
December 31, 2019 (through December 18, 2019)	$0.24	$0.11
September 30, 2019	$0.52	$0.24
June 30, 2019	$0.84	$0.24
March 31, 2019	$1.34	$0.77
Fiscal Year 2018
December 31, 2018	$2.51	$0.77
September 30, 2018	$1.11	$0.76
June 30, 2018	$1.47	$0.72
March 31, 2018	$2.27	$0.91
Fiscal Year 2017
December 31, 2017	$2.05	$0.65
September 30, 2017	$1.62	$1.11
June 30, 2017	$1.86	$0.75
March 31, 2017	$4.96	$0.04

Prices in the above table for dates prior to March 22, 2019, have been adjusted to reflect the 1-for-100 reverse stock split that occurred on that date.

As of December 19, 2019, there were 427 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. We intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

On December 1, 2018, the board of directors adopted and the stockholders approved by consent our 2018 Incentive Award Plan, under which it may issue up to 2,000,000 shares of common stock to employees and consultants. On December 31, 2018, the board of directors adopted and the stockholders by consent approved an amendment of the plan. On December 1, 2018, 1,350,000 shares of restricted stock were awarded to employees, which vest during 2019 and 2020, provided that these shares cannot vest until withholding taxes are paid or provided for to the Company’s satisfaction. Also on that date, 335,000 shares of common stock were awarded to consultants, 185,000 of which vested on January 1, 2019, and 150,000 vested on March 31, 2019. The Company has granted no options, warrants or rights under the plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	315,000
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	315,000

Sales of Unregistered Securities

On February 17, 2018, the Company issued 120,000 shares of its common stock to an unrelated investor in consideration of $120,000, without registration under the Securities Act of 1933, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data discussed below are derived from the audited consolidated financial statements of the Company as at December 31, 2018, which were prepared and presented in accordance with United States generally accepted accounting principles. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained herein, which more fully present our financial condition and operations as at that date. We do not believe that the results set forth in these consolidated financial statements are necessarily indicative of our future performance. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in forward-looking statements.

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

Results of Operations

Year Ended December 31, 2018, Compared with the Year Ended December 31, 2017

Sales: Our sales for the year ended December 31, 2018, were $2,230,330, from which we earned a gross profit of $1,225,286. Our sales for the year ended December 31, 2017, were $2,210,470, from which we earned a gross profit of $1,440,520. Our gross profit diminished in 2018 because we had a lower profit margin on our new products.

Operating Expenses: For the year ended December 31, 2018, operating expenses were $2,346,203, as compared with $1,628,679 for the year ended December 31, 2017. The principal component of operating expenses in both years was general and administrative expense. In the year ended December 31, 2018, these expenses were $1,487,634, of which $1,111,000 was expended for personnel costs and $767,592 for share-based compensation. In the year ended December 31, 2017, and these expenses were $1,580,235, of which $1,096,577 was for personnel costs.

The principal reasons for the increase in general and administrative expense were (a) increase in personnel costs, which were $1,096,577 in the year ended December 31, 2017, of which $260,246 was for compensation of our officers, compared with $1,111,000 in the year ended December 31, 2018, of which $284,417 was for compensation of our officer and (b) the increase in share-based compensation from $0 in the year ended December 31, 2017, to $767,592 in the year ended December 31, 2018, which was the first year in which we paid share-based compensation. Personnel costs increased because of our decision to market our products aggressively and material costs increased because more material was required to fill our orders. Advertising costs decreased because we have emphasized marketing through our phone room and general market awareness over paid advertising.

Loss from Operations: Loss from operations increased from $188,159 for the year ended December 31, 2017, to $1,120,917 for the year ended December 31, 2018, because, although sales increased, the cost of sales, general and administrative and share-based compensation expenses increased more than sales in the year. Specifically, among others, sales increased by $19,860 in the year ended December 31, 2018, over sales in the year ended December 31, 2017, while cost of sales increased by $235,094, general and administrative expenses decreased by $92,601.

Interest Expense: For the years ended December 31, 2018, and 2017, we incurred interest expense of $159,386 and $59,303, respectively. The excess of the fair value of the embedded conversion feature of the convertible notes that contained an embedded conversion feature over their principal amount, which excess is charged as interest upon inception, was lower for convertible debt issued in 2018 than for convertible debt issued in 2017.

Gain on Extinguishment of Debt: For the year ended December 31, 2018, we recorded a gain on extinguishment of debt of $5,012 as the result of the conversion of convertible debt with a bifurcated conversion feature offset by a gain on settlement of a convertible note. For the year ended December 31, 2017, we recorded a loss on extinguishment of debt of $243,305.

Gain on Change of Fair Value of Derivative: For the year ended December 31, 2018, we recorded a gain on change in fair value of derivative of $1,031 as the result of the lower fair value of the derivative liability, which is adjusted to fair value each reporting period, substantially due to a decrease in the underlying stock price; during the year ended December 31, 2017, we incurred a gain of $165,597.

Net Loss: Our net loss increased from $357,006 for the year ended December 31, 2017, to $1,274,260 for the year ended December 31, 2018, principally because our net loss from operations was higher for the reasons set forth above. The amount of our net loss also increased because we incurred an amortization expense of intangible asset of $45,514. Our interest expense was higher in the year ended December 31, 2018, as compared with the year ended December 31, 2017. We also had a lower gain on change in fair value of derivative in the year ended December 31, 2018, as compared with the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had $17,374 in cash and accounts receivable of $67,874. During the year ended December 31, 2018, we borrowed $348,666 from and repaid $86,000 to our officers (see “Loans”). We also raised $120,000 through a private placement in which we issued 120,000 shares of common stock.

During the year ended December 31, 2018, $23,000 of indebtedness and accrued interest was converted into 57,741 shares of our common stock. During the year ended December 31, 2017, we exchanged $373,100 of indebtedness and accrued interest of $75,113 for 853,763 shares of our common stock.

We commenced business in January 2013. Our sales grew over the course of 2013, averaging 11,500 units per month for 2013. During the year ended December 31, 2014, we sold approximately 180,000 units. During the year ended December 31, 2015, we sold an approximately 314,000 units. During the year ended December 31, 2016, we sold approximately 419,000 units of our Medtainer® products and 160,000 units of our other products. We sold approximately 381,700 units of our Medtainer® products, 568,000 of our Humidity Control Packs and 63,000 of our other products during the year ended December 31, 2017. We sold approximately 346,000 units of our Medtainer® products, 518,000 of our Humidity Control Packs and 17,000 of our other products during the year ended December 31, 2018. Revenues from printing services decreased from $116,393 in the year ended December 31, 2017, to $103,758 in the year ended December 31, 2018, mainly because the printing revenue was recognized in the sale price of products.

As of December 31, 2018, we had inventory of approximately 122,000 units of our Medtainer® products and approximately 150,000 units of our other products.

The Company believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including approximately $580,000 to repay remaining loans including interest that are past due, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case the amount of such funding will be reduced, but cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2019 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms.

We had no material commitments for capital expenditures as of December 31, 2018.

The Company’s revenues have grown every year since it commenced business. In 2013, its sales were $254,992; in 2014, they were $460,756; in 2015, they were $1,441,441; and in 2016, they were $1,975,923; in 2017, they were $2,210,470 and in 2018, they were $2,230,330. Although our revenues have increased each year, we have yet to become profitable. The Company has devoted, and Management believes that the Company should continue to devote, manpower and capital to increasing its sales to the extent that it is available and prudent. For this reason, it has increased its sales staff from two 2 in 2013 to 9 today. Management further believes that increased sales will ultimately exceed operating expenses. However, as indicated in Note 3 of the Notes to Consolidated Financial Statements, there are substantial doubts as to the ability of the Company to continue as a going concern and management recognizes that the Company can take measures to increase sales only within the parameters set forth therein. Our ability to continue as a going concern is dependent on the successful execution of our operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. During 2017 and 2018, we increased sales of our humidity control products and other products, and introduced new products, which resulted in additional revenues. Most significantly, over these two years, we substantially reduced our advertising costs while increasing our sales revenue. We hope that we can improve these results in 2019 and beyond.

We can give no assurance that any of the funding discussed above will be available on acceptable terms, or available at all. If we are unable to raise sufficient funds, when required or on acceptable terms, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into our equity securities, its stockholders may experience significant dilution.

Contractual Obligations

The following table sets forth information with respect to our known contractual obligations as of December 31, 2018, setting forth their types and the times at which they are due.

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Long-term debt obligations	$915,791	915,791	—	—	—
Capital lease obligations	10,000	10,000	—	—	—
Operating lease obligations	176,728	104,992	71,736	—	—
Purchase obligations*	3,072,910	235,365	720,312	742,138	1,375,095
Other long-term liabilities reflected on our
balance sheet under GAAP	—	—	—	—	—
Total	4,175,429	1,266,148	792,048	742,138	1,375,095

*	All of these purchase obligations arise under the Production Contract at current prices, which are subject to escalation to a presently unknowable extent for inflation and certain increased costs.

Off-Balance-Sheet Arrangements

None.

Controls and Procedures

The Company’s management is required to report on the effectiveness of its internal control over financial reporting in each of its annual reports. That report appears in Item 9A.

Risks and Uncertainties

We operate in an industry that is subject to rapid and sometimes unpredictable change. Our operations will be subject to significant risk and uncertainties, including financial, operational and other risks, including the risk of business failure. Further, as described in “Liquidity and Capital Resources,” the Company requires substantial additional capital.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimates, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from estimates.

Fair Value Measurement

Generally accepted accounting principles establish a hierarchy to prioritize the inputs of valuation techniques used to measure fair value. This hierarchy gives the highest ranking to the fair values determined using unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). Observable inputs are those that market participants would use in pricing the assets based on  market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about inputs market participants would use in pricing the asset or liability based upon the best information in the circumstances. The Company has determined the appropriate level of the hierarchy and applied it to its financial assets and liabilities.

Goodwill and Intangible Asset Impairment

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date. We first acquired intangible assets in 2018 and performed goodwill impairment tests in connection with the preparation of our financial statements for that year. In the future, we will perform goodwill impairment tests on an annual basis in the fourth fiscal quarter and between annual tests in certain circumstances. The assessment of fair value for goodwill and purchased intangible assets is based on various factors in accordance with accounting guidance for the fair value measurement of nonfinancial assets.

The goodwill recorded in our consolidated balance sheets as of December 31, 2018 and December 31, 2017, was $1,020,314 and $0, respectively. The increase in goodwill during 2018 was due entirely to our acquisition of intangible property relating to our Medtainer® products. Various future events, including demand for Medtainer® products, could result in an impairment of goodwill.

The fair value of acquired technology and patents, as well as acquired technology that we may develop, is determined at acquisition date primarily using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and then adjusted to reflect risks inherent in the development lifecycle as appropriate.

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review intangible assets that have an indefinite life for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

Revenue Recognition

We follow Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended from time to time, with respects to revenue recognition.

We satisfy our Pursuant to this ASU, we (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract; (v) recognize revenues when (or as) we satisfy our performance obligation. Revenues from product sales are recognized when a customer obtains control of a product, which occurs at a point in time, typically upon shipment or delivery to that customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Accounting for Income Taxes, under which the Company is required to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event it were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to that asset would be charged to income in the period in which such determination was made. In the year ended December 31, 2018, the Company recorded a deferred tax liability related to intangible assets that are amortized under GAAP but are not deductible for tax purposes. The remaining change in valuation allowance is attributable to the decrease in valuation allowance on other tax assets generated through the year ended 2018. The Company believes that it is more likely than not that these tax assets will be realized. Based on annual evaluations of tax positions, the Company believes that it has appropriately filed its tax returns and accrued for possible exposures. As part of the process of preparing the Company’s consolidated financial statements, it us required to estimate its income tax provision or benefit in each of the jurisdictions in which it operates. This process involves estimating current income tax provision or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences have resulted in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company records a valuation allowance to reduce its deferred tax assets to an amount that more likely than not will be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would be made so as to increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the valuation allowance for the deferred tax asset would be charged to income in the period in which such determination was made. During the year ended December 31, 2018, the Company provided a full valuation allowance on its deferred tax assets primarily due to the increase in net operating losses generated, which may not be expected to be recognized.

JOBS Act

Section 102(b)(1) of the JOBS Act provides that, as an emerging growth company, we (a) need not present more than 2 years of audited financial statements in order for our registration statement with respect to an initial public offering of common equity securities to be effective, and in any other registration statement that we file with the SEC, we need not present selected financial data prescribed by the SEC in its regulations for any period prior to the earliest audited period presented in connection with our initial public offering; and (b) may not be required to comply with any new or revised financial accounting standard until such date that a company that is not an issuer (as defined under section 2(a) of or do not have the Sarbanes-Oxley Act of 2002 is required to comply with such new or revised accounting standard, if such standard applies to companies that are not issuers. The term “issuer” generally means any person who issues or proposes to issue any security, the securities of which are registered under section 12 of the Exchange Act or that is required to file reports under section 15(d) of the Exchange Act, or that files or has filed a registration statement that has not yet become effective under the Securities Act and that it has not withdrawn.

While we are permitted to opt out of these provisions of the JOBS Act, we have not done so and do not intend to do so. As a result, our financial statements may not be comparable to companies that that elect to opt out of or do not have the benefit of these provisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Medtainer, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Medtainer, Inc. (the “Company”) as of December 31, 2018, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit, continued operating losses since inception, and has notes payable that are currently in default. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

December 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Acology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Acology, Inc. (the Company) as of December 31, 2017, and the related statements of operation, stockholders’ deficit, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, at December 31, 2017, the Company had a shareholder’s deficiency and a working capital deficit. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2014.

Hackensack, New Jersey March 30, 2018

MEDTAINER, INC.

(formerly named Acology, Inc.)

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS:
Cash	$17,374	$22,656
Accounts receivable	67,874	87,962
Inventories	172,884	211,652
TOTAL CURRENT ASSETS	258,132	322,270

Property and equipment, net of accumulated depreciation of $90,140 and $64,108, respectively	62,434	76,049
Intangible assets, net of accumulated amortization of $45,514	1,486,486	—
Goodwill	1,020,314	—
Security deposits	7,699	7,489

TOTAL ASSETS	$2,835,065	$405,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$151,845	$243,353
Convertible notes payable, net of debt discount of $0 and $3,205, respectively	81,172	105,500
Notes payable	373,959	375,000
Loan payable - stockholder	385,660	122,994
Accrued expenses	324,629	214,583
Derivative liability	—	25,275
Capital lease payable	9,522	35,229
TOTAL CURRENT LIABILITIES	1,326,787	1,121,934

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.00001 per share, 100,000,000 shares authorized: 55,499,106 shares issued and outstanding at
December 31, 2018, and 52,495,113 shares issued and
outstanding at December 31, 2017	555	525
Additional paid-in capital	5,034,636	1,536,002
Accumulated deficit	(3,526,913)	(2,252,653)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,508,278	(716,126)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,835,065	$405,808

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

Consolidated Statements of Operations

	Year Ended December 31, 2018	Year Ended December 31, 2017

Sales	$2,230,330	$2,210,470

Cost of sales	1,005,044	769,950

Gross profit	1,225,286	1,440,520

Operating expenses:
General and administrative	1,487,634	1,580,235
Share-based compensation	767,592	—
Amortization expense	45,514	—
Advertising and marketing	45,463	48,444
Total operating expenses	2,346,203	1,628,679

Loss from operations	(1,120,917)	(188,159)

Other expenses:
Interest (income) expense	159,386	59,303
Bad debt expense	—	20,836
Loss on sale of equipment	—	11,000
(Gain) Loss on extinguishment of debt	(5,012)	243,305
Gain on change in fair value of derivative	(1,031)	(165,597)
Total other (income) expense	153,343	168,847

Loss before income taxes	(1,274,260)	(357,006)

Income tax provision	—	—

Net loss	$(1,274,260)	$(357,006)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Basic weighted average common shares outstanding	54,182,109	52,495,113

Diluted weighted average common shares outstanding	54,330,467	52,495,113

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2018	Year Ended December 31, 2017

OPERATING ACTIVITIES:
Net loss	$(1,274,260)	$(357,006)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	26,031	18,789
Amortization expense	45,514	—
Stock expense for sales agreement	9,100	—
Share-based compensation	767,592	—
(Gain) loss on extinguishment of debt	(5,012)	243,305
Gain on change in fair value of derivative	(1,031)	(165,597)
Non-cash interest expense	105,507	3,205
Bad debt	—	20,836
Loss on sale of equipment	—	11,000
Changes in operating assets and liabilities
Accounts receivable	20,088	(20,928)
Inventories	38,768	(101,703)
Accounts payable	(91,508)	29,779
Accrued expenses	110,046	158,845
Payment of security deposits	(210)	—
NET CASH USED IN OPERATING ACTIVITIES	(249,825)	(159,475)

INVESTING ACTIVITIES:
Repayment of note receivable	—	150,000
Proceeds from sale of equipment	—	15,000
Acquisition of property and equipment	(12,416)	(5,678)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(12,416)	159,322

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	120,000	—
Repayment of note payable	(100,000)	—
Principal payments on capital lease obligations	(25,707)	(41,143)
Proceeds from related party loan	348,666	39,500
Repayment of related party loan	(86,000)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	256,959	(1,643)

DECREASE IN CASH	(5,282)	(1,796)

CASH - BEGINNING OF YEAR	22,656	24,452

CASH - END OF YEAR	$17,374	$22,656

Supplemental disclosures of cash flow information:
Non-cash financing activities
Conversion of convertible debt into common stock	$49,658	$1,232,314
Capital lease incurred for purchase of property and equipment	$—	$39,995
Common stock issued for the acquisition of intangible assets and goodwill	$2,552,314	$—

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE – January 1, 2017	51,641,350	516	303,697	(1,895,647)	(1,591,434)

Issuance of common stock upon exchange of debt	853,763	9	1,232,305	—	1,232,314

Net loss	—	—	—	(357,006)	(357,006)

BALANCE – December 31, 2017	52,495,113	525	1,536,002	(2,252,653)	(716,126)

Issuance of common stock in private placement	120,000	1	119,999	—	120,000

Share-based compensation	185,000	2	767,590	—	767,592

Common stock issued under sales agreement	10,000	—	9,100	—	9,100

Common stock issued upon conversion of convertible debt	57,741	1	49,657	—	49,658

Common stock issued upon acquisition of intangible assets	2,631,252	26	2,552,288	—	2,552,314

Net loss	—	—	—	(1,274,260)	(1,274,260)

BALANCE – December 31, 2018	55,499,106	555	5,034,636	(3,526,913)	1,508,278

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

Notes to Consolidated Financial Statements

December 31, 2018

Note 1 – Business

Medtainer, Inc. (the “Company”) is in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids, some of which can grind solids and shred herbs the business of private labeling and branding for purchasers of containers and other products, and the sale of other products. Prior to January 1, 2019, it conducted these businesses through wholly owned subsidiaries; from and after that date, it has conducted them itself. The Company changed its corporate name from Acology, Inc. to its present corporate name on August 28, 2018.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and with the instructions to Form 10-K and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to  record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, share-based compensation, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 20 l4-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 20l6-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments (collectively, the “new revenue standards”) with ASU 2014-09.

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

Under these standards, the Company recognizes revenues when its customer obtains control of promised goods or services, or when they are shipped to that customer, in an amount that reflects the consideration which it expects to receive in exchange for them. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies its performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment or delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

The following table summarizes revenue from contracts with customers for the years ended December 31, 2018 and December 31, 2017:

	2018	2017
Products	$2,126,572	$2,094,077
Printing services	$103,758	$116,393

Intangible Assets

Intangible assets, domain name, trademarks and non-compete agreements that are deemed to have a definite life are amortized over their estimate useful lives and intangible assets with an indefinite life are assessed for impairment at least annually. Beginning in 2018, the Company has evaluated quarterly the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

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

Share-Based Payments

In June 2018, FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based 17 Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance became effective for the Company as of January 1, 2019. Based on the completed analysis, the Company has determined the adjustment will not have a material impact on the financial statements.

Accounts Receivable

Included in “Accounts receivable” on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, the allowance for doubtful accounts was $0 as of December 31, 2018, and December 31, 2017.

Fair Value Measurements

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of the Company’s short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

The change in the Level 3 financial instrument is as follows:

Balance, January 1, 2017	$481,767
· Extinguished during the period	(290,895)
· Change in fair value recognized in operations	(165,597)
Balance, December 31, 2017	$25,275
· Extinguished during the period	(24,244)
· Change in fair value recognized in operations	(1,031)
Balance, December 31, 2018	$—

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt- and equity-linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts. Also, the Company has not experienced losses on accounts receivable and management believes that the Company is not exposed to significant risks with respect to them.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company records intangible assets at fair value, estimated using a discounted cash flow approach. The Company amortizes its intangible assets that have finite lives using either the straight-line method or base on estimated future cash flows to approximate the pattern in which the economic benefit of the assets will be utilized. Amortization is recorded over the estimated useful lives ranging from 14 to 20 years. The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company will write-down the carrying value of the intangible assets to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of the year ended December 31, 2018. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment base on an evaluation of the fair value of the Company as a whole. The estimate of fair value requires significant judgement. Any loss resulting from an impairment test would be reflected in operating income in the Company’s consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

In January 2017, FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies accounting for goodwill impairment. It requires a hypothetical purchase price allocation. It is mandatory for fiscal years beginning after December 14, 2019. As permitted, the Company adopted ASU 2017-04 for fiscal periods beginning January 1, 2018.

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test of recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter or each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of intangible assets, long-lived assets or goodwill during the year ended December 31, 2018. The Company had no intangible assets during 2017.

Recent accounting pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to enable the assessment of the amount, timing and uncertainty of cash flows arising from leasing arrangements. This ASU became effective for the Company on January 1, 2019. The Company has determined that the impact of this guidance will be immaterial, in as much as it has entered into no lease with an initial term of more than 12 months.

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2018, the Company had a working capital deficit of $1,068,655. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that the Company will be able to increase sales or to obtain or extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

Note 4 – Intangible Assets

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company has intangible assets subject to amortization as described in the next paragraph. These costs were included in intangible assets on our balance sheet and amortized as indicated in the next paragraph. The Company will periodically review these and other intangible assets for impairment that it may acquire whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company will recognize an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset, to be measured as the difference between the asset’s estimated fair value and its book value.

On June 8, 2018, the Company acquired certain patents and patent applications, a trademark and an internet domain related to “Medtainers®” pursuant to an Asset Purchase Agreement, dated as of April 16, 2018, and amended on June 8, 2018, by and between the Company and an unrelated party, in consideration of the issuance of 2,631,252 shares of common stock. These assets and the associated goodwill have been apportioned as follows, based upon a report that the Company obtained from an independent valuation firm:

Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
Certain U.S. patents	15 years	$435,000	$(16,060)	$418,940
Certain U.S. patents	15 years	435,000	(15,455)	419,545
Certain Canadian patents	20 years	260,000	(7,286)	252,714
Certain European patents	14 years	30,000	(1,175)	28,825
Molds	15 years	150,000	(5,538)	144,462
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible Totals		$1,532,000	$(45,514)	$1,486,486
Goodwill		$1,020,314	$—	$1,020,314

Note 5 –Property and Equipment

Property and equipment consist of:

	December 31,
	2018	2017
Furniture and fixtures	$600	$8,693
Machinery and equipment	108,181	103,591
Leasehold improvements	43,793	27,873
	152,574	140,157
Accumulated depreciation	(90,140	(64,108
	$62,434	$76,049

Note 6 – Convertible Notes Payable

The following is a description of convertible notes payable at December 31, 2018:

(1)	On August 20, 2015, the Company made a convertible promissory note in the principal amount of $400,000 to a then-related party, which was reduced to $360,000 as the result of a prepayment. The note was subsequently reduced through payments and conversions to $250,000 at December 31, 2016. On July 5, 2017, the Company satisfied the principal of the note and interest accrued therein in full for a payment of $100, resulting in a gain on extinguishment of debt of $542,218, which included a removal of the associated derivative liability relating to the conversion feature of $290,895.
(2)

The Company made convertible promissory notes, in the principal amounts of $8,000, $7,500 and $7,500, dated December 15, 2015, February 11, 2016, and April 25, 2016, respectively, in favor of the unrelated party referred to above. Each note was due 1 year after the date on which it was made and was convertible into shares of the Company’s common stock at a conversion price per share equal to 50% of the average daily closing price for 3 consecutive trading days ending on the trading day immediately prior to the conversion date. The first of these notes bore interest at the highest lawful rate, but not more than 20% per annum, while the other two bore simple interest at the rate of 20% per annum. These notes were converted into 57,741 shares of the Company’s common stock on September 25, 2018. The Company has determined that the conversion feature embedded in these notes contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the notes and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the notes is recorded immediately to interest expense at inception. The Company used the Black-Scholes-Merton valuation model to value the conversion features using the expected life of each note, using an average volatility rate of approximately 121% and a discount rate of 1.29%.

(3)	During 2014, the Company entered into a series of promissory note conversion agreements with ten unaffiliated persons in the aggregate amount of $224,500. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share. The loans under these agreements are noninterest-bearing and have no stated maturity date. During the year ended December 31, 2016, the Company entered into agreements with four of the individuals in which the Company agreed to pay to them an additional amount equal to the current principal balance (which aggregated $32,000), which was recorded as interest expense. The notes were amended such that the Company agreed to repay the new balance over 10 monthly equal installments. The Company made interest payments of $10,000 during the year ending December 31, 2017. During the year ended December 31, 2017, the Company and certain of these noteholders agreed to exchange a portion of the above notes for 153,762 shares of common stock. The conversions were accounted for as an extinguishment of debt resulting in a loss of $81,213. There was a balance of $81,172 relating to these notes at December 31, 2018, and the financial statements for the year ended December 31, 2017, show a balance of $72,500 at December 31, 2017. These notes are in default and the Company is negotiating an extension. One of the exchanging noteholders was Larry Neal, who, on June 7, 2017, exchanged a promissory note, dated October 3, 2014, in the principal amount of $10,000 for 16,294 shares of common stock. Mr. Neal loaned the full principal amount of his note to the Company when it was made.

Note 7 – Notes Payable

During 2014, the Company made a series of promissory notes with four unrelated persons in the original aggregate amount of $457,000 of which $373,959 and $375,000 were unpaid at December 31, 2018, and December 31, 2017, respectively. These notes bear interest at rates ranging from 7.5% to 10% (with a weighted-average rate of 9.5%).

During the year ended December 31, 2017, certain other noteholders agreed to exchange $150,000 of principal and $73,027 of accrued interest of the above notes for 200,000 shares of common stock. These exchanges were accounted for as an extinguishment of debt resulting in a loss of $20,973.

On November 3, 2014, the Company made a promissory note in the principal amount of $300,000 in favor of an unrelated person (the “Old Note”). On February 22, 2018, the Company repaid $100,000 on the principal of the Old Note and made a new promissory note, dated February 22, 2018, in the principal amount of $298,959 in favor of said party (the “New Note”) in satisfaction of the Old Note, which principal amount comprised the unpaid principal amount of $200,000 due on the Old Note after the repayment and $98,958.90 of accrued interest on the Old Note. At December 31, 2018, accrued interest on this note was $24,913. The outstanding balance on this note was $298,959 at December 31, 2018, and $300,000 at December 31, 2017. The New Note was due on February 22, 2019. This note is in default and the Company is negotiating an extension. In 2018, the Company paid $20,000 of interest to the holder.

On August 15, 2015, the Company made a promissory note in the amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it is not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date for the balance. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of interest accrued on this note for 500,000 shares of common stock. These exchanges were accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and (iii) as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. The Company had $75,000 relating to this note unpaid at December 31, 2018, and an accrued expense relating to this note for the $75,000 fee.

Note 8 – Stockholders’ Equity

On December 6, 2017, the Company issued 500,000 shares of common stock to the holder of a note in exchange for the retirement of a portion of its principal amount and accrued interest, as more fully described in the last paragraph of Note 7. On various dates during 2017, the Company issued 85,376 shares of stock in exchange for $134,500 of debt.

On February 12, 2018, the Company issued 120,000 shares of common stock to an unrelated third party in consideration of $120,000.

On June 8, 2018, the Company issued 2,631,252 shares of common stock, valued at $2,552,314, for the purchase of certain patents and patent applications, a trademark and an internet domain. For information regarding the valuation of these assets and the associated goodwill, see Note 4.

On September 25, 2018 the Company issued 57,741 shares of common stock upon conversion of the three convertible promissory notes described in subparagraph (2) of Note 6.

On March 22, 2019, the Company implemented a reverse split of its common stock on the basis of one new share of common stock for each 100 shares of common stock then outstanding. Also on that date, the Company reduced the number of shares of its authorized common stock from 6,000,000,000 to 100,000,000. The number of authorized shares of preferred stock remained 10,000,000.

Note 9 – Share-Based Compensation

The Company’s 2018 Incentive Award Plan (the “2018 Plan”) became effective on December 1, 2018, under which the Company may issue up to 2,000,000 shares of common stock, which the Company reserved, as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of compensation to employees, directors and consultants. In addition, the 2018 Plan provides for the grant of performance cash awards to employees, directors and consultants. All of these shares were reserved on that date.

On December 1, 2018, 1,350,000 shares of common stock were awarded to employees in the form of restricted shares and 335,000 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.01 per share. No shares of restricted stock were vested on December 31, 2018.

The Company made no awards in any other form. The Company expensed $767,592 and $0 for share-based compensation in the years ended December 31, 2018, and December 31, 2017 for its employees and non-employees in the accompanying consolidated statements of operations.

Note 10 – Income Taxes

The reconciliation of the effective tax rate to the federal statutory rate is as follows:

	December 31,
	2018	2017
U.S. federal statutory rate	(21%)	(35%)
State income tax, net of federal benefit	(7%)	(5%)
Change in valuation allowance	28%	40%
	0%	0%

The components of deferred tax assets comprise:

	December 31,
	2018	2017
Net operating loss	$563,000	$626,000
Valuation allowance	(563,000)	(626,000)
	$—	$—

The Company has approximately $2,651,000 net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income. As of December 31, 2018, those NOLs begin to expire in 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the year ended December 31, 2018.

Note 11 – Capital Leases

During each of the years ended at December 31, 2017, and December 31, 2016, the Company entered into a capitalized equipment lease. Each of these leases is payable in 24 monthly installments of $2,000, including interest at the rate of 19.87% per annum. The lessor under these leases a related party. The Company made its final lease payment for the earlier lease during the year ended December 31, 2018.

Note 12 – Related-Party Transactions

Loans

The Company has received loans from its officers and directors from time to time since 2014. During the years ended December 31, 2018, and 2017, respectively, the Company received loans of $348,666 and $39,500 from them. During 2018, the Company repaid $86,000 to one of these persons. The balance of these loans at December 31, 2018, and December 31, 2017, was $385,660 and $122,994, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company purchases some of its products and leases its printers and property from an entity owned by related party, who is one of its executive officers. During the year ended December 31, 2018, the Company made capital lease payments of $30,000 to and purchased $72,898 of products from this entity. (See Note 11.) Beginning on September 1, 2018, the Company subleased lease as is its premises from that entity, to which it paid rentals of $34,562 in 2018.

Note 13 – Concentrations

During the years ended December 31, 2018, and 2017, one of the Company’s customers accounted for approximately 11% and 17% of sales respectively.

For the years ended December 31, 2018, and 2017, the Company respectively purchased approximately 42% and 39% of its products from one distributor.

For the year ended December 31, 2018, three of the Company's customers accounted for 35%, 20% and 11% of accounts receivable. For the year ended December 31, 2017, three of the Company’s customers accounted for 30%, 16% and 11% of accounts receivable.

Note 14 – Commitments

The Company was committed under an operating lease for its premises, under which it made monthly payments of $7,500 plus 100% of operating expenses thereafter, until it expired June 30, 2018. On September 1, 2018, the Company entered into a new operating lease with an entity owned by a related party (see Note 12) calling for monthly payments of $8,640.50 plus 100% of operating expenses, for a term expiring on August 31, 2019.

In conjunction with the Asset Purchase Agreement referred to in Note 4, the Company agreed to purchase a minimum of 30,000 units of product per month, subject to an increase of 1% the agreed purchase on each anniversary of said agreement. The minimum purchase will increase by 1% every anniversary of the Effective Date. The agreement expires on April 30, 2031.

Note 15 – Subsequent Events

On September 1, 2019, the lease of the Company’s premises described in Note 12 was amended such that it expires on August 31, 2020, and the rent thereunder was increased to $8,967 per month.

On August 1, 2019, the Company issued 10,000 shares of common stock to an unrelated party pursuant to a joint venture contract for the contract dated October 18, 2017, and expensed $9,100 in connection therewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 25, 2018, Paritz & Company, P.A., the Company’s independent registered public accounting firm, which audited the Company’s financial statements for the year ended December 31, 2017, gave notice of its resignation as such, effective on that date. The Board of Directors engaged Prager Metis CPAs, LLC (“Prager”) to serve as the Company’s independent public accounting firm effective on October 26, 2018.

Prager acted in that capacity until, on June 5, 2019, it gave notice of its resignation as such, effective on that date. At that time, Prager had not completed its audit of the Company’s financial statements for the year ended December 31, 2018. On June 24, 2019, the Company’s Board of Directors engaged Haskell & White LLP to serve as its independent registered public accounting firm to audit its financial statements for the year ended December 31, 2018.

There was no disagreement of the type described in Item 304(a)(1)(iv) of Regulation S-K and no reportable event described in Item 304(a)(1)(v) of Regulation S-K in connection with the changes of independent public accounting firms described above.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013)” (“COSO”). Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018:

·	We have difficulty in accounting for complex accounting transactions particularly in relation to complex equity transactions.
·	Documented processes do not exist for several key processes.
·	We lack board oversight because we have no directors who are independent of management and no audit committee.

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financil reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals were serving as executive officers and directors in the following positions on December 31, 2018:

Name	Age	Position
Curtis Fairbrother	57	Chairman of the Board; CEO; CFO; Director
Douglas Heldoorn	51	President; COO; Director

Curtis Fairbrother is the Co-Founder of the Company, together with Douglas Heldoorn. He has served since 2014 as its Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer. From 2011 through 2014, he conducted preparatory work for the establishment of the Company’s predecessor and served as one of its managers. Mr. Fairbrother has over 25 years of experience in business start-ups and consolidation. He has managed multi-million-dollar budgets in connection with distribution and sales in the automotive retail and wholesale parts industry and in that industry, he has overseen national parts distribution and management, research and development, brand recognition and new product development. Mr. Fairbrother graduated from La Mirada High School in La Mirada, California, in 1980.

Douglas Heldoorn is the Co-Founder of the Company, together with Mr. Fairbrother. He has served since 2014 as a member of its board of directors and its President and Chief Operating Officer. From 2011 through 2014, he conducted preparatory work for the establishment of the Company’s predecessor and served as one of its managers. Prior thereto, he was employed by Caliber Promotions, a used car sales organization, as a motivational speaker. Mr. Heldoorn has over 25 years of management and executive experience. Mr. Heldoorn graduated from Perris High School in Perris, California, in 1986.

Messrs. Fairbrother and Heldoorn will serve as directors until the next annual meeting of stockholders or until their respective successors have been elected and duly qualified. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. There was and is no arrangement or understanding between any director or officer of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and, to our knowledge, there is no arrangement, agreement, plan or understanding (a) as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board and or (b) between non-management stockholders and management under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs.

The prior experience of Mr. Fairbrother in management, together with his willingness to spend substantially all of his time as an officer of the Company and his willingness to provide capital to us, led to the conclusion that he was a desirable person to serve as a director. The prior experience of Mr. Heldoorn in sales and management, together with his willingness to spend substantially all of his time as an officer of the Company and his willingness to provide capital to us, led to the conclusion that he was a desirable person to serve as a director.

All executive officers are elected by the Board and hold office until the next annual meeting of stockholders and until their successors are elected and qualify.

Mr. Fairbrother and Mr. Heldoorn are control persons with respect to the Company by reason of their holdings of its common stock.

Family Relationships

None.

Loans

The Company has received loans from Messrs. Fairbrother and Heldoorn from time to time since 2014. During the years ended December 31, 2018, and 2017, respectively, the Company received loans of $141,500 and $0 from Mr. Fairbrother and during 2018, it repaid $86,000 of his loans. The balance of these loans and those for prior years was $55,500 and $0, at December 31, 2018, and December 31, 2017, respectively. During the years ended December 31, 2018, and 2017, respectively, the Company received loans of $207,166 and $39,500 from Mr. Heldoorn. The balance of these loans and those from prior years at December 31, 2018, and December 31, 2017, was $330,160 and $122,994, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Real Property Lease

Until August 31, 2018, we subleased the 8,000-sqaure-foot property at which our headquarters and all of our operations are located from an independent sublessor, who leased the 10,000-square-foot building in which our property is located from its owner under a lease that expired on August 31, 2018. When the lease expired, the sublessor did not extend it or enter into a new lease. The Company desired to lease the building, but the owner was not willing to enter into a lease with it; the owner, however, was willing to enter into a lease with DPH, which is owned by Mr. Heldoorn, who is one of our officers and directors. Accordingly, DPH leased the building from its owner under a lease, dated August 27, 2018, which has a term of two years, expiring on August 31, 2020, at a rental of $11,108 per month. DPH then subleased 8,000 square feet to us under a one-year sublease at a monthly rent of $8,640.50 per month and on the other terms set forth in Item 2 and subleased the remaining 2,000 square feet to a third party at a rent of $2,467.50 per month. Thus, (i) the Company subleased 80% of the area of the building and paid 77.8% of the total rent for the building, (ii) the amounts that DPH received as rent under the two subleases was equal to the rent that it paid to the owner of the building and (iii) DPH received no income from sublease after it paid rent to the owner. On September 1, 2019, the Company amended this lease to extend its term for one year, ending August 31, 2020, and to increase the monthly rent to $8,967, leaving the other provisions of the lease unaffected. The Company now lease the total area of the building, and pays 69% of the rent paid by DPH. The Company believes that it is paying rent at the market rate for space in the area in which its premises are located and that its sublease with DPH is fair to the Company and in its best interest.

Certain Other Transactions

Mr. Douglas Heldoorn, an officer and director of the Company, has provided support to the Company when its credit has been insufficient to obtain credit and when it has had insufficient funds to purchase equipment and products. In 2017 and 2016, DPH, which Mr. Heldoorn owns, doing business as Honestas Holdings, acquired the two printers that the Company uses for its printing services for $20,000 each and leased them to the Company under capital leases, each of which was payable in 24 monthly installments of $2,000, including interest at the rate of 19.87% per annum. In 2018 and 2017, it paid $30,000 and $48,000, respectively, to DPH under these leases. The Company believes that the terms on which it could have leased these printers from a third party under capital leases are substantially the same as those on which it leased them from DPH.

In 2018, DPH purchased $72,898 of products, which it resold to the Company for a like amount.

Employment Arrangements

There are no employment agreements between us and our officers and directors. For information about the compensation that we paid to Messrs. Fairbrother and Heldoorn, see “Item 11 – Executive Compensation.”

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters, if any, that were dismissed without sanction or settlement.

Director Compensation

Currently, we are not paying our directors any cash or other compensation for their services as such. In the future, we may consider appropriate forms of compensation, including cash compensation and the issuance of common stock and stock options.

Director Independence

Currently, we do not have any directors who are independent. We have used the definition of “independent director” set forth in NASDAQ Stock Market Listing Rule 5605(a)(2) to make this determination. This rule provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. This rule further provides that a director cannot be considered independent if:

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
  he or his family member is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
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

In June 2019, NASDAQ proposed amendments to the rule, none of which, if adopted, would result in our directors’ being independent.

Committees

The Board of Directors has not designated any committees, including a compensation committee, nominating committee or an audit committee, although it is permitted to do so under the Florida Business Corporation Act and its by-laws. With respect to the absence of a nominating committee, the board has determined that it is appropriate not to have one in light of the fact that its two directors control the Company and can by themselves elect directors. These directors, namely, Mr. Fairbrother and Mr. Heldoorn, are the sole participants in the election of directors. We believe that, although we have adopted a compensation plan (the 2018 Incentive Award Plan) in which our officers and directors are eligible to participate, a compensation committee will not be necessary until one or more of them is selected for such participation. In the absence of an audit committee, the board of directors performs its functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors, and persons who own more than 10% of a registered class of equity securities registered under section 12 of the Exchange Act, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the corporations which they serve or in which they hold equity securities with copies of all forms that they file pursuant to Section 16(a). Since no class of our equity securities is registered under Section 12, none of these persons is required to comply with Section 16(a) with respect to the Company.

Code of Ethics

We have a code of business ethics that applies to all employees, including our chief executive officer and chief financial officer. These standards are designed to deter wrongdoing and to promote the highest ethical, moral and legal conduct of all employees. Our code of ethics may be found on our website, www.medtainerinc.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended December 31, 2018, 2017 and 2016 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Curtis Fairbrother	2018	$142,858	—	—	—	—	—	—	$142,858
Chief Executive	2017	$130,123	—	—	—	—	—	—	$130,123
Officer	2016	$132,430	—	—	—	—	—	—	$132,430
Douglas Heldoorn	2018	$141,558	—	—	—	—	—	—	$141,558
Chief Operating	2017	$130,123	—	—	—	—	—	—	$130,123
Officer	2016	$132,430	—	—	—	—	—	—	$132,430

Mr. Fairbrother is the Company’s principal executive officer and principal accounting officer.

Employment Contracts

We do not have an employment contract with any executive officer and we have made no long-term compensation payouts.

Equity Awards, Grant Based Awards, Stock Options, Pension Benefits and Deferred Compensation

On December 31, 2018, the Company adopted, and on December 31, 2018, it amended, its 2018 Incentive Award Plan, which is the only plan under which it can make equity or grant-based awards or stock options. The stockholders approved the plan and the amendment by consent on those dates. Under this plan, participants, who may include officers and directors of the Company, may receive awards of qualified and/or nonqualified stock options, stock appreciation rights, restricted stock award, restricted stock units, other share- or cash-based awards, or dividend equivalents. The Company has not made any awards to it officers and directors under this plan and has not granted pension benefits or entered into any deferred compensation plan or arrangement.

Compensation Analysis

We are presently paying compensation to our officers on an irregular and inadequate basis. We believe that regular and adequate compensation will eventually be required to retain their services. In particular, we believe that adequate compensation for persons with Messrs. Fairbrother’s and Heldoorn’s credentials and experience at a like stage of our development would involve a salary of approximately $180,000 per year, a cash bonus and non-cash incentive compensation based on performance, and stock options. We believe that our 2018 Incentive Award Plan can provide stock and performance based incentives to employees and attract and retain qualified officers and key employees. We have thus far awarded restricted stock to non-officer employees to compensate them for past service for which we believe we paid less than market rates and, in some cases, to retain their services. We have not yet determined how best to utilize the other elements of the plan, particularly performance-based compensation tailored to executive and key employees in terms of determining how to design awards; the various ways in which awards might be combined; the bases for selecting each of these ways; how our decisions regarding each element fit into our overall compensation objectives and affect decisions regarding other elements; and whether there are other compensation plans that we should consider.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Persons Other than Management

The Company knows of no person, other than its directors and executive officers, who owns beneficially 5 percent or more of its outstanding common stock.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2018, for the following: (1) each of our directors and executive officers and (2) our directors and executive officers as a group.

Name and Amount of Beneficial Ownership
Name of Beneficial Owner	Common Stock	Percent of Class
Curtis Fairbrother	17,482,311	31.7
Douglas Heldoorn	19,230,000	34.8
All directors and executive officers as a group (2 persons)	36,712,311	66.5

No beneficial owner has any right, direct or indirect, to acquire common stock by conversion. The address for each beneficial owner is in care of the Company at 1620 Commerce St., Corona, CA 92880.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $49,345 ($34,345 by Haskell & White LLP and $15,000 by Prager Metis CPAs LLC) for 2018 and $36,000 for 2017 by Paritz & Company, P.A. for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There was $0 billed for audit related fees for 2018 and 2017. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

There were no tax fees billed for $0 for 2018 and 2017.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

The Board’s policy is to pre-approve all audit and permissible non-audit services provided by its independent public accounting firm. These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2018, are filed as part of this report.
(1)	Consolidated Financial Statements of the Company.

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A) EXHIBITS.

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit	Description
3.1	Articles of incorporation of the Registrant, filed September 5, 1997. Filed as Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.2	Amendment to Articles of Incorporation of the Registrant, filed February 15, 1999. Filed as Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.3	Amendment to Articles of Incorporation of the Registrant, filed January 26, 2000. Filed as Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.4	Amendment to Articles of Incorporation of the Registrant, filed July 5, 2012. Filed as Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.5	Amendment to Articles of Incorporation of the Registrant, filed January 9, 2014. Filed as Exhibit 3.5 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.6	Amendment to Articles of Incorporation of the Registrant, filed August 28, 2018. Filed as Exhibit 3 to Current Report of Registrant on Form 8-K filed on September 21, 2018, and incorporated herein by reference.
3.7	Amendment to Articles of Incorporation of the Registrant, filed August 28, 2018. Filed as Exhibit 3.1 to Current Report of Registrant on Form 8-K filed on February 20, 2019, and incorporated herein by reference.
3.8	By-laws of the Registrant. Filed as Exhibit 3.6 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.

10.1	Product License and Distribution Agreement, dated April 28, 2014, by and between D&C Distributors LLC and IGreen Planet Store Ltd. Filed as Exhibit 10.8 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.2	Lease, dated July 29, 2014, by and between Arthur E. Gordon and Doug Heldoorn, an individual DBA D&C Distributors LLC. Filed as Exhibit 10.10 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.
10.3	Lease Amendment, dated June 12, 2015, by and between Frontrunner Communications/Arthur Gordon and D&C Distributors LLC. Filed as Exhibit 10.8 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.4	Lease Amendment, dated June 1, 2016, by and between Frontrunner Communications/Arthur Gordon and D&C Distributors LLC. Filed as Exhibit 10.9 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.
10.5	Lease Amendment, dated October 1, 2017, by and between Frontrunner Communications/Arthur Gordon and D&C Distributors LLC. Filed as Exhibit 10.10 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.
10.6	Lease, dated August 27, 2019, by and between KST Family Trust, as Lessor, and DPH Supplements Inc. Filed herewith.
10.7	Sublease, entered into on September 1, 2019, by and between DPH Supplements Inc., as Sublessor, and the Registrant, as Subtenant. Filed herewith.
10.8	Asset Purchase Agreement, dated as of April 26, 2018, by and between the Registrant and Mark Hainbach. Filed as Exhibit 10.1 to Current Report of Registrant on Form 8-K filed on May 3, 2018, and incorporated herein by reference.
10.9	Amendment of Asset Purchase Agreement, dated as of June 8, 2018, by and between the Registrant and Mark Hainbach. Filed as Exhibit 10.1 to Current Report of Registrant on Form 8-K filed on June 15, 2018, and incorporated herein by reference.
10.10	Escrow Agreement, dated June 8, 2018, by and among the Registrant, Mark Hainbach and Escrow, LLC. Filed as Exhibit 10.2 to Current Report of Registrant on Form 8-K filed on June 15, 2018, and incorporated herein by reference.
10.11	Production Contract, dated June 8, 2018, by and between the Registrant and Polymation, LLC. Filed as Exhibit 10.3 to Current Report of Registrant on Form 8-K filed on June 15, 2018, and incorporated herein by reference.
10.12	Amendment to Production Contract, dated March 27, 2019, by and between the Registrant and Polymation, LLC. Filed herewith.
10.13	2018 Incentive Award Plan of Registrant, as adopted on December 1, 2018, and amended on December 31, 2018. Filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-228820) and incorporated herein by reference.
10.14	Equipment Lease Purchase Agreement, dated June 15, 2017, between Honestas Holdings and D&C Distributors, LLC. Filed herewith.
10.15	Equipment Lease Purchase Agreement, dated April 30, 2016, between Honestas Holdings and D&C Distributors, LLC. Filed herewith.
10.16	Lease Amendment, dated as of September 1, 2019, by and between Honestas Holdings and the Registrant. Filed herewith.
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of the Chief Executive Officer of Medtainer, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of the Principal Financial and Accounting Officer of Medtainer, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002. Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTAINER, INC.

By: /s/ Curtis Fairbrother
Name: Curtis Fairbrother
Title: Chief Executive Officer

Date: December 19, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Curtis Fairbrother	Chairman of the Board; CEO; principal executive officer;	December 19, 2019
Curtis Fairbrother	principal financial officer and principal accounting officer director
/s/ Douglas Heldoorn	President; COO; director	December 19, 2019
Douglas Heldoorn

