Form 10-Q
period 2019-03-31
MEDTAINER, INC.
filed 2020-02-18
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]   No [ X ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [    ]    No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of February 14, 2020, there were 57,000,977 shares of the Registrant’s Common Stock outstanding.

MEDTAINER, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended March 31, 2019

	TABLE OF CONTENTS	Page
PART I - FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:

Cash	$90,573	$17,374
Accounts receivable	122,616	67,874
Inventories	157,436	172,884
Prepaid expenses	3,074	—
TOTAL CURRENT ASSETS	373,699	258,132

Property and equipment, net of accumulated depreciation of $97,765 and $90,140, respectively	55,978	62,434
Intangible assets, net of accumulated amortization of $65,716 and $45,514	1,466,284	1,486,486
Goodwill	1,020,314	1,020,314
Security deposits	7,699	7,699
TOTAL ASSETS	$2,923,974	$2,835,065

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$248,076	$189,217
Accrued interest payable	134,136	124,633
Payroll liabilities payable	128,523	111,128
Customer deposits payable	75,183	51,496
Convertible notes payable	81,172	81,172
Notes payable	373,959	373,959
Loan payable - stockholder	421,660	385,660
Capital lease payable	3,903	9,522
TOTAL CURRENT LIABILITIES	1,466,612	1,326,787

STOCKHOLDERS’ EQUITY

Common stock, $0.00001 par value, 100,000,000 shares authorized:
56,400,979 issued and outstanding shares at March 31, 2019,
and 55,499,106 issued and outstanding shares outstanding at
December 31, 2018.	564	555
Additional paid-in capital	5,455,269	5,034,636
Accumulated deficit	(3,998,471)	(3,526,913)
TOTAL STOCKHOLDERS’ EQUITY	1,457,362	1,508,278
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,923,974	$2,835,065

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three months ended March 31,
	2019	2018
Sales	$604,437	$644,351

Cost of sales	263,159	256,385

Gross profit	341,278	387,966

Operating expenses:

General and administrative	45,456	75,820
Share-based compensation	420,642	—
Payroll expenses	293,357	273,541
Depreciation and amortization expense	27,824	4,000
Advertising and marketing	15,673	15,043

Total operating expenses	802,952	368,404

(Loss) Gain from operations	(461,674)	19,562

Non-operating income (expense):

Interest expense	(9,884)	(9,554)
Gain on change in fair value of derivative	—	2,980

Total non-operating income (expense)	(9,884)	(6,574)

(Loss) Gain before income taxes	(471,558)	12,988

Income tax provision	—	—

Net (loss) income	$(471,558)	$12,988

Basic and diluted (loss) income per common share	$(0.01)	$0.00

Basic weighted average common shares outstanding	56,250,784	52,553,090

Diluted weighted average common shares outstanding	56,999,130	52,553,090

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2019	2018
OPERATING ACTIVITIES:

Net (Loss) income	$(471,558)	$12,988
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Depreciation expense	7,622	4,000
Share-based compensation	420,642	—
Amortization expense	20,202	—
Gain on change in fair value of derivative	—	(2,980)
Decrease (Increase) in operating assets:
Accounts receivable	(54,743)	(31,280)
Inventories	15,448	1,488
Prepaid expenses	(3,074)	—
Increase (Decrease) in operating liabilities:
Accounts payable and accrued expenses	58,859	113,467
Accrued interest payable	9,503	8,000
Payroll liabilities payable	17,395	(106,260)
Customer deposits payable	23,687	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	43,983	(577)

INVESTING ACTIVITIES:

Payment of security deposits	—	(1,071)
Acquisition of property and equipment	(1,165)	(12,420)

NET CASH USED IN INVESTING ACTIVITIES	(1,165)	(13,491)

FINANCING ACTIVITIES:

Proceeds from issuance of common stock	—	120,000
Repayment of notes payable	—	(100,000)
Principal payments on capital lease obligations	(5,619)	(10,446)
Proceeds from stockholder loan	124,483	—
Repayment of stockholder loan	(88,483)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,381	9,554

INCREASE (DECREASE) IN CASH	73,199	(4,514)

CASH - BEGINNING OF PERIOD	17,374	22,656

CASH - END OF PERIOD	$90,573	$18,142

Supplemental disclosures of cash flow information:
Non-cash financing activities
Conversion of convertible debt into common stock	$—	$100,000

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2018:

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2017	52,495,113	$525	$1,536,002	$(2,252,653)	$(716,126)

Issuance of common stock in private placement	120,000	1	119,999	—	120,000

Net loss (unaudited)	—	—	—	12,988	12,988

Balances at March 31, 2018 (unaudited)	52,615,113	$526	$1,656,001	$(2,239,665)	$(583,138)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2019:

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2018	55,499,106	$555	$5,034,636	$(3,526,913)	$1,508,278

Common stock issued in reverse split	1,873	—	—	—	—

Stock-based compensation	900,000	9	420,633	—	420,642

Net loss (unaudited)	—	—	—	(471,558)	(471,558)

Balances at March 31, 2019 (unaudited)	56,400,979	$564	$5,455,269	$(3,998,471)	$1,457,362

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

Notes to Financial Statements

March 31, 2019

(Unaudited)

Note 1: BUSINESS

Medtainer, Inc. (the “Company”) is in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs, the business of private labeling and branding for purchasers of containers and other products, and the sale of other products. Prior to January 1, 2019, it conducted these businesses through wholly owned subsidiaries; from and after that date, it has conducted them itself. The Company changed its corporate name from Acology, Inc. to Medtainer, Inc. on August 28, 2018.

Note 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on December 20, 2019.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external conditions could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these unaudited consolidated financial statements so as to conform to current period classifications. For the three-month period ending March 31, 2018, the Company reclassified $37,084 of operating expenses to cost of goods sold. This reclassification was made to more accurately show the prior period to properly reflect the absorption calculations used in the current period.

Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 20 l4-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 20l6-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments (collectively, the “new revenue standards”) with ASU 2014-09.

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

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

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2019, and March 31, 2018:

		March 31,
	2019		2018
Products	$582,404		$609,537
Services	$22,033		$34,814

Inventories

Inventories, which consist of products held for resale, are stated at the lower of cost, determined using the first-in first-out, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s statements of operations.

Share-Based Payments

In June 2018, FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance became effective for the Company as of January 1, 2019. Based on the completed analysis, the Company has determined the guidance did not have a material impact on the financial statements.

Accounts Receivable

Included in “Accounts receivable” on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, the allowance for doubtful accounts was $0 as of March 31, 2019 and December 31, 2018.

Fair Value Measurements

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value, and expands disclosure of fair value measurements.

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

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Topic 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

During the year ended December 31, 2018, the Company accounted for a derivative liability in connection with the conversion feature of convertible debt, classified as a Level 3 liability, as the only financial liability measured at fair value on a recurring basis. As of December 31, 2018, and during the three months ended March 31, 2019, the Company had no derivative liability.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures the useful life is 5 years, Leasehold Improvements are depreciated over the 2-year lease term. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

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

Income Taxes

The Company use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes. Under this method, income tax expense is recognized for: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all the deferred tax assets will not be realized.

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

In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies accounting for goodwill impairment. It requires a hypothetical purchase price allocation. It is mandatory for fiscal years beginning after December 14, 2019. As permitted, the Company adopted ASU 2017-04 for fiscal periods beginning January 1, 2018.

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test of recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter or each fiscal year or more often if circumstances indicate that goodwill may not be recoverable. There was no impairment of intangible assets, long-lived assets or goodwill during the three months ended March 31, 2019.

Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to enable the assessment of the amount, timing and uncertainty of cash flows arising from leasing arrangements. This ASU became effective for the Company on January 1, 2019. The Company has determined that the impact of this guidance is immaterial. The Company had entered into a 24-month equipment lease in May 2017, which had only five remaining payments of $2,000 each as of December 31, 2018; therefore, the Company determined that the impact of this guidance is immaterial. The Company also had entered into a building lease September 1, 2018, which expired August 31, 2019. The building lease was renewed on September 1, 2019, and expires on August 31, 2020. Because the building lease has an initial term of 12 months or less and there is no assurance the Company will remain in the current location after the lease term has expired, the Company has concluded that this ASU does not apply to this lease.

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2019, the Company had a working capital deficit of $1,092,913. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that the Company will be able to increase sales or to obtain or extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

Note 4: INTANGIBLE ASSETS

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company has intangible assets subject to amortization as described in the next paragraph. These costs were included in intangible assets on the balance sheet and amortized as indicated in the next paragraph. The Company will periodically review these and other intangible assets for impairment that it may acquire whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company will recognize an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset, to be measured as the difference between the asset’s estimated fair value and its book value.

On June 8, 2018, the Company acquired certain patents and patent applications, a trademark and an internet domain related to “Medtainer®” pursuant to an Asset Purchase Agreement, dated as of April 16, 2018, and amended on June 8, 2018, by and between the Company and an unrelated party, in consideration of the issuance of 2,631,252 shares of common stock. These assets and the associated goodwill have been apportioned as follows, based upon a report that the Company obtained from an independent valuation firm:

Estimated Asset Valuation at March 31, 2019:

	Weighted Average	Gross Carrying	Accumulated
Description	Estimated Useful Life	Value	Amortization	Net Amount
Certain U.S. patents	15 years	$435,000	$(23,188)	$411,812
Certain U.S. patents	15 years	435,000	(22,315)	412,685
Certain Canadian
patents	20 years	260,000	(10,521)	249,479
Certain European
patents	14 years	30,000	(1,697)	28,303
Molds	15 years	150,000	(7,995)	142,005
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible Totals		$1,532,000	$(65,716)	$1,466,284
Goodwill		$1,020,314	$—	$1,020,314

Estimated Asset Valuation at December 31, 2018:

	Weighted Average	Gross Carrying	Accumulated
Description	Estimated Useful Life	Value	Amortization	Net Amount
Certain U.S. patents	15 years	$435,000	$(16,060)	$418,940
Certain U.S. patents	15 years	435,000	(15,455)	419,545
Certain Canadian patents	20 years	260,000	(7,286)	252,714
Certain European patents	14 years	30,000	(1,175)	28,825
Molds	15 years	150,000	(5,538)	144,462
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible Totals		$1,532,000	$(45,514)	$1,486,486
Goodwill		$1,020,314	$—	$1,020,314

Note 5: CONVERTIBLE NOTES PAYABLE AND PROMISSORY NOTES PAYABLE

As of March 31, 2019, and December 31, 2018, the Company had the following convertible notes and promissory notes outstanding:

	March 31, 2019		December 31, 2018
	Principal	Accrued Interest	Principal	Accrued Interest
Convertible Notes Payable (a)
July 2014 $75,000 Note convertible into common stock at $5.00 per share, 10% interest, currently in default	$66,172	$18,749	$66,172	$17,095
July 2014 $15,000 Note convertible into common stock at $5.00 per share, 10% interest, currently in default	15,000	8,000	15,000	7,625
Total Convertible Notes Payable	$81,172		$81,172

Promissory Notes Payable
November 2014 $300,000 Note, 10% interest, due February 2019, currently in default (b)	$298,959	32,387	$298,959	24,913
August 2015 $75,000 Note, with a one-time interest charge of $75,000, currently in default (c)	75,000	75,000	75,000	75,000
Total Promissory Notes Payable	$373,959		$373,959

Total Accrued Interest Payable		$134,136		$124,633

a.	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000. Payments of $8,828 have been made on these notes as of March 31, 2019. These notes are convertible into shares of the Company’s common stock at a conversion price of $5.00 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% nominal annual rate.
11

b.	On November 3, 2014, the Company made a promissory note in the principal amount of $300,000 in favor of an unrelated person (the “Old Note”). On February 22, 2018, the Company repaid $100,000 on the principal of the Old Note and made a new promissory note, dated February 22, 2018, in the principal amount of $298,959 in favor of said party (the “New Note”) in satisfaction of the Old Note, which principal amount comprised the unpaid principal amount of $200,000 due on the Old Note after the repayment, and $98,958.90 of accrued interest on the Old Note. At March 31, 2019, accrued interest on this note was $32,387. The outstanding balance of this note was $298,959 at March 31, 2019, and December 31, 2018. The New Note was due on February 22, 2019. This note is in default and the Company is negotiating an extension. The company made interest payments in the amount of $20,182 and $3,394 to the note holder during the twelve months ended December 31, 2019 and the three months ended March 31, 2020, respectively.

c.	On August 15, 2015, the Company made a promissory note in the amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it is not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date for the balance. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of interest accrued on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. At March 31, 2019, and December 31, 2018, the note had a balance of $75,000 in addition to the $75,000 fee included in accrued interest.

Note 6: STOCKHOLDERS’ EQUITY

On February 12, 2018, the Company issued 120,000 shares of common stock to an unrelated third party in consideration of $120,000.

On June 8, 2018, the Company issued 2,631,252 shares of common stock, valued at $2,552,314, for the purchase of a patent, patent applications, a trademark and an internet domain. For information regarding the valuation of these assets goodwill, see Note 4.

On September 25, 2018, the Company issued 57,741 shares of common stock upon conversion of three convertible promissory notes.

On March 22, 2019, the Company implemented a reverse split of its common stock on the basis of one new share of common stock for each 100 shares of common stock then outstanding. Also, on that date, the Company reduced the number of shares of its authorized common stock from 6,000,000,000 to 100,000,000. The number of authorized shares of preferred stock remained 10,000,000.

Note 7: SHARE-BASED COMPENSATION

The Company’s 2018 Incentive Award Plan (the “2018 Plan”) became effective on December 1, 2018, under which the Company may issue up to 2,000,000 shares of common stock, which the Company reserved, as incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of compensation to employees, directors and consultants. In addition, the 2018 Plan provides for the grant of performance cash awards to employees, directors and consultants. All these shares were reserved on that date.

On December 1, 2018, 1,350,000 shares of common stock were awarded to employees in the form of restricted shares and 335,000 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.01 per share. As of December 31, 2018, 185,000 shares awarded to consultants were vested and none of the shares awarded to employees were vested. During the three months ended March 31, 2019, all of the 335,000 shares awarded to consultants were vested and 750,000 of the shares awarded to employees were vested.

The Company made no awards in any other form during the three months ending March 31, 2019, and March 31, 2018. The Company expensed $420,642 and $0 for share-based compensation in the three months ended March 31, 2019, and March 31, 2018, for its employees and nonemployees in the accompanying consolidated statements of operations.

The following table summarizes vesting of the common stock shares issued per the 2018 Plan:

	Employees	Consultants
Dates common stock shares were vested:
December 31, 2018	-	185,000
January 1, 2019	750,000	-
March 31, 2019	-	150,000
Total common stock shares vested at March 31, 2019	750,000	335,000

Note 8: INCOME TAXES

The Company has approximately $2,651,000 net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income. As of December 31, 2018, those NOLs begin to expire in 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the three months ended March 31, 2019.

Note 9: CAPITAL LEASES

During each of the years ended at December 31, 2017, and December 31, 2016, the Company entered a capitalized equipment lease. Each of these leases was payable in 24 monthly installments of $2,000, including interest at the rate of 19.87% per annum. The lessor under these leases was a related party. The Company made its final payments for these leases during June 2018 and May 2019, respectively.

Note 10: RELATED-PARTY TRANSACTIONS

Loans

The Company has received loans from its officers and directors from time to time since 2014. During the three months ended March 31, 2019, the Company received loans of $124,483 from its officers and directors. During the three months ended March 31, 2019, the Company repaid $88,483 of the loans. The balance of these loans at March 31, 2019, and December 31, 2018, was $421,660 and $385,660, respectively. All these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company makes capital lease payments for equipment, building lease payments, and products for resale from an entity owned by a related party, who is also one of its executive officers.

Payments made to the related party for the three months ended March 31, 2019, and March 31, 2018, are as follows:

	March 31, 2019	March 31, 2018

Capital lease payments	$6,000	$12,000
Building lease payments	25,921	—
Purchase of products for resale	30,221	18,600

Total paid to related party	$62,142	$30,600

Note 11: CONCENTRATIONS

For the three months ended March 31, 2019, and March 31, 2018, one of the Company’s customers accounted for approximately 18% and 15% of sales, respectively.

For the three months ended March 31, 2019, and March 31, 2018, the Company respectively purchased approximately 36% and 55% of its products from one distributor.

As of March 31, 2019, one of the Company's customers accounted for 43% of accounts receivable. As of December 31, 2018, three of the Company’s customers accounted for 35%, 20% and 11% of accounts receivable, respectively.

Note 12: COMMITMENTS

The Company was committed under an operating lease for its premises, under which it made monthly payments of $7,500 plus 100% of operating expenses, until the lease expired June 30, 2018. On September 1, 2018, the Company entered a new operating lease with an entity owned by a related party (see Note 10) calling for monthly payments of $8,641 plus 100% of operating expenses, for a term expiring on August 31, 2019. On September 1, 2019, the lease of the Company’s premises was amended such that it expires on August 31, 2020, and the rent thereunder was increased to $8,967 per month.

In conjunction with the Asset Purchase Agreement referred to in Note 4, the Company agreed to purchase a minimum of 30,000 units of product per month, subject to an increase of 1% of the agreed purchase on each anniversary of said agreement. The minimum purchase will increase by 1% every anniversary of its effective date. The agreement expires on April 30, 2031.

Note 13: SUBSEQUENT EVENTS

On August 1, 2019, the Company issued 10,000 shares of common stock to an unrelated party pursuant to a joint venture contract for the contract dated October 18, 2017. The 10,000 shares resulted in a $9,100 expense that was recognized in December 2018.

Management evaluated all other subsequent events through the date when these financial statements were issued and has determined that none of them require disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as at March 31, 2019, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Form 10-Q report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s previously filed Form 10-K, as well as other cautionary language in this Form 10-Q report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

General Statement of Business

The Company was incorporated under the laws of the State of Florida on September 5, 1997, under the name Synthetic Floweres of America, Inc and changed its name to Acology, Inc. on January 9, 2014. On August 28, 2018, the Company changed its name to Medtainer, Inc. The Company has authorized capital of 100,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share issuable in shares.

The Company’s principal place of business is 1620 Commerce St., Corona, CA 92880. The Company’s telephone number is (844) 226-5649. Its corporate website address is http://www.medtainer.com. The Company’s common stock is quoted on the OTC Pink tier of the OTC Marketplace under the symbol “MDTR.”

Overview

The Company needs a substantial amount of additional capital to fund its business, including expansion of its operations, and for payment of its debts. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs and the Company may need to take certain measures to remain a going concern. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted or it could be forced to terminate operating.

The Company is in the business of selling and distributing proprietary containers, called Medtainers®, which are made from medical-grade polypropylene resin. Medtainers® can store pharmaceuticals, herbs, teas and other solids or liquids and some models can grind solids and shred herbs. The Company’s original 20-dram version has grinding capacity and one of its models has received child safety certification. The Company also sells a 40-dram size, which is also air- and water-tight. The Company is focusing its marketing efforts for this product on drug stores and drug store chains, veterinarians and veterinary distributors and other distributors and end users.

The Company also sells and distributes humidity control inserts, lighters, smell-proof bags and other durable goods and is actively developing markets for them. The Company is also in the business of private labeling and branding for purchasers of containers and other products. The Company markets directly to businesses through its phone room and to the retail public through internet sales. The Company also markets directly to wholesalers and other businesses who resell its products to other businesses and end users.

The Company does not market or sell cannabis, but some of its products can be used for cannabis-related purposes. In light of the fact that the possession and use of cannabis have been legalized, subject to varying restrictions, in many states and that several other states are considering such legalization, the Company believes that its products may be of interest to a large number of users of cannabis. The Company does advertise its products on its website and elsewhere as suitable for that purpose. The Company believes that marketing these products subjects the Company to certain risks, including:

·	The use of cannabis for medical and recreational use is lawful in many states, but under United States federal law and the laws of the other states, the possession, use, cultivation, storage, processing and/or transfer of cannabis is illegal. Federal and state law enforcement authorities have prosecuted persons engaged in these activities. While the Company does not believe that it engages in these activities, any of these law enforcement authorities might bring an action against the Company, including, but not limited to, a claim of aiding and abetting criminal activities. Such an action would have a material and adverse effect on the Company’s business and operations.
·	Under United States federal law, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term “drug paraphernalia” includes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether the Company’s products are drug paraphernalia are its national and local advertising concerning its use. The Company has advertised its products as usable for cannabis-related purposes. However, the Company does not believe that its products were designed or are intended for any of these purposes or that its products are drug paraphernalia, as defined in federal law. The Company is promoting its products primarily to be used for other purposes. During the administration of President Barack H. Obama, enforcement of such federal law was relaxed, and the administration of President Donald J. Trump has indicated that it will not enforce federal cannabis laws against companies that comply with state law. If in the future federal authorities were to take a different view, they might bring a criminal action against the Company. Such an action would have a material and adverse effect on the Company’s business and operations.

Based on the Company’s financial history since inception, its auditor has expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company has limited revenue, nominal cash, and has accumulated deficits since inception. If the Company cannot obtain sufficient additional capital, the Company will be required to delay the implementation of its business strategy and may not be able to continue operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

The following table sets forth information from the statements of operations for the three months ended March 31, 2019, and March 31, 2018.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues	$604,437	$644,351
Cost of sales	(263,159)	(256,385)
Gross profit	341,278	387,966

Operating expenses	802,952	368,404
Gain (Loss) from operations	(461,674)	19,562
Non-operating income (expense):
Gain on change in fair value of derivative	-	2,980
Interest expense	(9,884)	(9,554)
Net income (loss)	$(471,558)	$12,988

Revenue

Revenue was $604,437 and $644,351 for the three months ended March 31, 2019 and March 31, 2018, respectively. This decrease in revenues was due to a $20,629 decrease in revenues from humidity packs, $9,281 decrease in revenues from printing, $3,756 decrease in revenues from plastic lighter holders, and $4,789 decrease in revenues from shipping income. This decrease in revenues was partially offset by a $4,311 increase in revenues from containers, and $10,410 increase in revenues from lighters.

Cost of Sales

Cost of sales for the three months ended March 31, 2019 and 2018 were $263,159 and $256,385, respectively. This increase in cost of sales was primarily due to a $14,274 increase in the cost of sales of containers, $9,334 increase in cost of sales of packaging and shipping supplies, and $7,193 increase in cost of sales of payment processing fees. This increase in cost of sales was partially offset by a $22,950 decrease in cost of sales of humidity packs.

  Operating Expenses

Operating expenses for the three months ended March 31, 2019 and March 31, 2018 consists of the following:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Depreciation and amortization expense	$27,824	$4,000
Share-based compensation	420,642	-
Payroll expenses	293,357	273,541
General and administrative expenses	45,456	75,820
Advertising and marketing expense	15,673	15,043
Total operating expenses	$802,952	$368,404

   Operating expenses for the three months ended March 31, 2019, and March 31, 2018, was $802,952 and $368,404, respectively. The increase in operating expenses can be attributed to an $23,824 increase in depreciation and amortization expense, $420,642 increase in share-based compensation, and $19,816 increase in payroll expense. This increase was partially offset by a $30,364 decrease in general and administrative expense. The decrease in general and administrative expense was due to $1,736 decrease in automobile expense ($1,502 for the three months ended March 31, 2019, versus $3,238 for the three months ended March 31, 2018), $4,379 decrease in insurance expense ($3,674 for the three months ended March 31, 2019, versus $8,053 for the three months ended March 31, 2018), $5,672 decrease in professional fees ($3,829 for the three months ended March 31, 2019 versus $9,501 for the three months ended March 31, 2018), This decrease was partially offset by a $2,565 increase in telephone expense ($10,633 for the three months ended March 31, 2019, versus $8,068 for the three months ended March 31, 2018), $2,473 increase in computer and internet expense ($7,792 for the three months ended March 31, 2019, versus $5,319 for the three months ended March 31, 2018), and $6,981 increase in rent expense ($25,922 for the three months ended March 31, 2019, versus $18,941 for the three months ended March 31, 2018).

Gain (Loss) from Operations

Gain (Loss) from operations decreased from a profit of $19,562 for the three months ended March 31, 2018, to a loss of $461,674 for the three months ended March 31, 2019. The increase in loss from operations was primarily due to the decrease in sales and increase in cost of goods sold resulting in a decrease in gross profit. Additionally, the increase in loss from operations resulted from an increase in operating expenses, principally due to the increase of $420,462 in the non-cash expenses of share-based compensation and depreciation and amortization expense, offset by a decrease in general and administrative expense.

Interest Expense

For the three months ended March 31, 2019, and March 31, 2018, interest expense was $9,884 and $9,554, respectively.

Gain on Change of Fair Value of Derivative

For the three months ended March 31, 2018, a gain on change in fair value of derivative of $2,980 was recorded as the result of a change in the fair value of the derivative liability, which is adjusted to fair value each reporting period, substantially due to a decrease in the underlying stock price. This derivative liability was written off as of December 31, 2018, and therefore the Company recorded no gain or loss from derivative liability during the three months ended March 31, 2019.

Net Income (Loss)

The net loss for the three months ended March 31, 2019, was $471,558 ($420,642 of which was noncash expense for share-based compensation), versus a net profit of $12,988 for the three months ended March 31, 2018. As more fully described above, the principal reason for this difference was the increase of $420,462 in share-based compensation, the amortization expense, together with the decrease in sales and the increase in cost of sales.

Liquidity and Capital Resources

As of March 31, 2019, the Company had $90,573 in cash and accounts receivable of $122,616. At March 31, 2019, and December 31, 2018, the Company had negative working capital of $1,092,913 and $1,068,655, respectively. As of March 31, 2019, the Company had no commitments for capital expenditures. As of March 31, 2019, the Company had inventory of approximately 110,000 units of Medtainer® products and approximately 146,000 units of other products.

During the three months ended March 31, 2019, the Company experienced positive cash flow from operations of $43,983 and it used $1,165 for investing activities while adding $30,381 of cash flows from financing activities. Cash provided in operating activities increased from $(577) for the three-month period ending March 31, 2018, to $43,983 for the three-month period ending March 31, 2019. Cash provided in operating activities was primarily a result of the Company’s increase in operating liabilities, inventories, and non-cash items share-based compensation, depreciation, and amortization. This increase in cash provided in operating activities was partially offset by a decrease in accounts receivables. The Company used $1,165 and $13,491 in cash from investing activities for the three-month period ending March 31, 2019, and March 31, 2018, respectively. Cash provided from financing activities increased from $9,554 for the three months period ending March 31, 2018, to $30,381 for the three-month period ending March 31, 2019. The increase in cash provided from financing activities was primarily a result of increase in proceeds from stockholder loans.

The Company has generated material operating losses since inception. The Company anticipates raising additional capital within the next 12 months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business. Although the Company is seeking to raise additional capital and has engaged in numerous discussions with investment bankers and investors, the Company has not received firm commitments for the required funding.

The Company believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including approximately $590,000 to repay remaining loans, including accrued interest, that are past due, assuming the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case the amount of such funding will be reduced but cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2020 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms. If the Company is unable to raise sufficient funds, when required or on acceptable terms, it may have to significantly reduce, or discontinue, operations. To the extent that the Company can raise additional funds by issuing equity securities or securities that are convertible into equity securities, its stockholders may experience significant dilution.

Off-Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Curtis Fairbrother
Date: February 14, 2020		Name: Curtis Fairbrother
Title: Principal Executive Officer; Principal Accounting Officer

