Form 10-Q
period 2019-06-30
MEDTAINER, INC.
filed 2020-02-27
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 000-29381

MEDTAINER, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0207200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1620 Commerce St., Corona, California	92880
(Address of principal executive offices)	(Zip code)

(844) 226-5649

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: none.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [   ]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]

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

As of February 26, 2020, there were 56,700,979 shares of the Registrant’s Common Stock outstanding.

MEDTAINER, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended June 30, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

  CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash	$53,108	$17,374
Accounts receivable	48,587	67,874
Inventories	181,860	172,884
Prepaid expenses	2,049	—
TOTAL CURRENT ASSETS	285,604	258,132

Property and equipment, net of accumulated depreciation of $105,387 and
$90,140, respectively	48,356	62,434
Intangible assets, net of accumulated amortization of $85,920 and $45,514	1,446,080	1,486,486
Goodwill	1,020,314	1,020,314
Security deposits	7,699	7,699
TOTAL ASSETS	$2,808,053	$2,835,065

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$247,634	$189,217
Accrued interest payable	143,639	124,633
Payroll liabilities payable	119,562	111,128
Customer deposits payable	96,002	51,496
Convertible notes payable	81,172	81,172
Notes payable	373,959	373,959
Loan payable - stockholder	517,322	385,660
Capital lease payable	—	9,522
TOTAL CURRENT LIABILITIES	1,579,290	1,326,787

STOCKHOLDERS’ EQUITY
Preferred stock, without par value, issuable in series, 10,000,000 shares authorized: none issued	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized:
56,700,979 issued and outstanding shares at June 30, 2019,
and 55,499,106 issued and outstanding shares outstanding at
December 31, 2018	567	555
Additional paid-in capital	5,604,304	5,034,636
Accumulated deficit	(4,376,108)	(3,526,913)
TOTAL STOCKHOLDERS’ EQUITY	1,228,763	1,508,278
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,808,053	$2,835,065

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$431,627	$552,147	$1,036,064	$1,196,498
Cost of goods sold	208,325	245,952	471,484	502,038
Gross Profit	223,302	306,195	564,580	694,460
Operating expenses:
Advertising and marketing expense	11,962	20,259	27,634	32,802
Depreciation and amortization expense	27,824	17,677	55,647	22,677
Professional fees	61,655	17,975	80,484	27,476
Share-based compensation	149,038	—	569,680	—
Payroll expenses	305,652	304,738	599,009	604,610
General and administrative expenses	35,207	40,458	61,836	82,245
Total operating expenses	591,338	401,107	1,394,290	769,810
Operating loss	(368,036)	(94,912)	(829,710)	(75,350)
Non-operating income (expense)
Interest expense	(9,601)	(10,389)	(19,485)	(19,943)
(Loss) gain on derivative liability	—	(849)	—	2,131
Non-operating income (expense), net	(9,601)	(11,238)	(19,485)	(17,812)
Loss before income taxes	(377,637)	(106,150)	(849,195)	(93,162)
Income tax provision	—	—	—	—
Net loss	$(377,637)	$(106,150)	$(849,195)	$(93,162)
Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	56,402,635	53,138,307	56,328,048	52,906,043

Diluted weighted average common shares outstanding	57,000,978	53,138,307	57,000,150	52,906,043

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(849,195)	$(93,162)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	15,243	10,000
Share-based compensation	569,680	—
Amortization expense	40,404	12,677
Gain on change in fair value of derivative	—	(2,131)
Decrease (Increase) in operating assets:
Accounts receivable	19,287	(29,946)
Inventories	(8,974)	13,196
Prepaid expenses	(2,049)	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	58,417	28,397
Accrued interest payable	19,006	16,000
Payroll liabilities payable	8,434	(25,190)
Customer deposits payable	44,506	—
NET CASH USED IN OPERATING ACTIVITIES	(85,241)	(70,159)
INVESTING ACTIVITIES:
Payment of security deposits	—	(1,071)
Acquisition of property and equipment	(1,165)	(12,420)
NET CASH USED IN INVESTING ACTIVITIES	(1,165)	(13,491)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	120,000
Repayment of notes payable	—	(100,000)
Principal payments on capital lease obligations	(9,522)	(20,058)
Proceeds from stockholder loan	386,265	94,000
Repayment of stockholder loan	(254,603)	(20,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	122,140	73,942

INCREASE (DECREASE) IN CASH	35,734	(9,708)

CASH - BEGINNING OF PERIOD	17,374	22,656

CASH - END OF PERIOD	$53,108	$12,948

Supplemental disclosures of cash flow information:
Non-cash financing activities
Common stock issued for acquisition of intangible assets	$—	$2,552,314

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED):

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2017	52,495,113	$525	$1,536,002	$(2,252,653)	$(716,126)

Issuance of common stock in private placement	120,000	1	119,999	—	120,000

Net gain	—	—	—	12,988	12,988

Balances – March 31, 2018	52,615,113	526	1,656,001	(2,239,665)	(583,138)

Common Stock issued upon acquisition of
Intangible Assets	2,631,252	26	2,552,288	—	2,552,314

Net loss	—	—	—	(106,150)	(106,150)

Balances at June 30, 2018	55,246,365	$552	$4,208,289	$(2,345,815)	$1,863,026

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED):

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances – December 31, 2018	55,499,106	$555	$5,034,636	$(3,526,913)	$1,508,278

Common stock issued in reverse split	1,873	—	—	—	—

Stock-based compensation	900,000	9	420,633	—	420,642

Net loss	—	—	—	(471,558)	(471,558)

Balances – March 31, 2019	56,400,979	564	5,455,269	(3,998,471)	1,457,362

Stock-based compensation	300,000	3	149,035	—	149,038

Net loss	—	—	—	(377,637)	(377,637)

Balances at June 30, 2019	56,700,979	$567	$5,604,304	$(4,376,108)	$1,228,763

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

Notes to Financial Statements

June 30, 2019

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

Note 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on December 20, 2019.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external conditions could have an effect on the Company’s estimates that could cause actual results to differ materially from its estimates. The Company re-evaluates all its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these unaudited consolidated financial statements so as to conform to current period classifications. For the three-month period ending June 30, 2018, the Company reclassified $40,400 of operating expenses to cost of goods sold. For the six-month period ending June 30, 2018, the Company reclassified $77,185 of operating expenses to cost of goods sold. This reclassification was made to more accurately restate the prior period to properly reflect the absorption calculations used in the current period.

Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Accounts Receivable

Included in “Accounts receivable” on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, the allowance for doubtful accounts was $0 as of June 30, 2019, and December 31, 2018.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures the useful life is 5 years, Leasehold Improvements are depreciated over the 2-year lease term or the estimated useful life, whichever is shorter. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

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

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test of recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter or each fiscal year or more often if circumstances indicate that goodwill may not be recoverable. There was no impairment of intangible assets, long-lived assets or goodwill during the three and six months ended June 30, 2019.

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

The following table summarizes revenue from contracts with customers for the three months and the six months ended June 30, 2019, and June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue	$383,873	$514,896	$1,000,085	$1,145,063
Service revenue	47,754	37,251	35,979	51,435
Total revenue	$431,627	$552,147	$1,036,064	$1,196,498

Share-Based Payments

In June 2018, FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance became effective for the Company as of January 1, 2019. Based on the completed analysis, the Company has determined the adoption of this guidance will not have a material impact on the financial statements. The Company is treating share-based payments to both employees and non-employees according to GAAP.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

During the year ended December 31, 2018, the Company accounted for a derivative liability in connection with the conversion feature of convertible debt, classified as a Level 3 liability, as the only financial liability measured at fair value on a recurring basis. As of December 31, 2018, and during the three and six months ended June 30, 2019, the Company had no derivative liability.

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

Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to enable the assessment of the amount, timing and uncertainty of cash flows arising from leasing arrangements. This ASU became effective for the Company on January 1, 2019. The Company has determined that the impact of this guidance is immaterial. The Company had entered a 24-month equipment lease in May 2017, which had only five remaining payments of $2,000 each as of December 31, 2018; therefore, the Company determined that the impact of this guidance is immaterial. The Company also had entered into a building lease September 1, 2018, which expired August 31, 2019. The building lease was renewed on September 1, 2019 and expires on August 31, 2020. Because the building lease has an initial term of 12 months or less and there is no assurance the Company will remain in the current location after the lease term has expired, the Company has concluded that this ASU does not apply to this building lease.

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2019, the Company had a working capital deficit of $1,293,686. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that the Company will be able to increase sales or to obtain or extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

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

Estimated Asset Valuation at December 31, 2018:

	Weighted Average	Gross Carrying	Accumulated
Description	Estimated Useful Life	Value	Amortization	Net Amount
Certain U.S. patents	15 years	$435,000	$(16,060)	$418,940
Certain U.S. patents	15 years	435,000	(15,455)	419,545
Certain Canadian
patents	20 years	260,000	(7,286)	252,714
Certain European
patents	14 years	30,000	(1,175)	28,825
Molds	15 years	150,000	(5,538)	144,462
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible totals		$1,532,000	$(45,514)	$1,486,486
Goodwill		$1,020,314	$—	$1,020,314

Estimated Asset Valuation at June 30, 2019:

	Weighted Average	Gross Carrying	Accumulated
Description	Estimated Useful Life	Value	Amortization	Net Amount
Certain U.S. patents	15 years	$435,000	$(30,317)	$404,683
Certain U.S. patents	15 years	435,000	(29,175)	405,825
Certain Canadian
patents	20 years	260,000	(13,755)	246,245
Certain European
patents	14 years	30,000	(2,219)	27,781
Molds	15 years	150,000	(10,454)	139,546
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible totals		$1,532,000	$(85,920)	$1,446,080
Goodwill		$1,020,314	$—	$1,020,314

Note 5: CONVERTIBLE NOTES PAYABLE AND PROMISSORY NOTES PAYABLE

As of June 30, 2019, and December 31, 2018, the Company had the following convertible notes and promissory notes outstanding:

	June 30, 2019		December 31, 2018
		Accrued		Accrued
	Principal	Interest	Principal	Interest
Convertible Notes Payable (a)

July 2014 $75,000 Note convertible into common
stock at $5.00 per share, 10% interest, currently in
default	$66,172	$20,403	$66,172	$17,095
July 2014 $15,000 Note convertible into common
stock at $5.00 per share, 10% interest, currently in		8,375		7,625
default	15,000		15,000
Total Convertible Notes Payable	$81,172		$81,172

Promissory Notes Payable

November 2014 $300,000 Note, 10% interest, due
February 2019, currently in default (b)	$298,959	39,861	$298,959	24,913
August 2015 $75,000 Note, with a one-time interest		75,000		75,000
charge of $75,000, currently in default (c)	75,000		75,000
Total Promissory Notes Payable	$373,959		$373,959

Total Accrued Interest Payable		$143,639		$124,633

a.	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000. Payments of $8,828 have been made on these notes as of June 30, 2019. These notes are convertible into shares of the Company’s common stock at a conversion price of $5.00 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% annual rate.

b.	On November 3, 2014, the Company made a promissory note in the principal amount of $300,000 in favor of an unrelated person (the “Old Note”). On February 22, 2018, the Company repaid $100,000 on the principal of the Old Note and made a new promissory note, dated February 22, 2018, in the principal amount of $298,959 in favor of said party (the “New Note”) in satisfaction of the Old Note, which principal amount comprised the unpaid principal amount of $200,000 due on the Old Note after the repayment, and $98,958.90 of accrued interest on the Old Note. At June 30, 2019, accrued interest on this note was $39,861. The outstanding balance of this note was $298,959 at June 30, 2019, and December 31, 2018. The New Note was due on February 22, 2019. This note is in default and the Company is negotiating an extension.

c.	On August 15, 2015, the Company made a promissory note in the amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it is not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date for the balance. During the year ended December 13, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of interest accrued on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. At June 30, 2019, and December 31, 2018, the note had a balance of $75,000 in addition to the $75,000 fee included in accrued interest.

Note 6: STOCKHOLDERS’ EQUITY

On February 12, 2018, the Company issued 120,000 shares of common stock to an unrelated third party in consideration of $120,000.

On June 8, 2018, the Company issued 2,631,252 shares of common stock, valued at $2,552,314, for the purchase of a patent, patent applications, a trademark and an internet domain. For information regarding the valuation of these assets, see Note 4.

On September 25, 2018, the Company issued 57,741 shares of common stock upon conversion of three convertible promissory notes.

On March 22, 2019, the Company implemented a reverse split of its common stock on the basis of one new share of common stock for each 100 shares of common stock then outstanding. Also, on that date, the Company reduced the number of shares of its authorized common stock from 6,000,000,000 to 100,000,000. The number of authorized shares of preferred stock remained 10,000,000.  The effects of this split have been retroactively applied to all periods presented.

During the six months ended June 30, 2019, the Company recognized the issuance of 1,200,000 shares of common stock to employees and consultants, valued at $569,680 for financial reporting purposes under GAAP, as allowed by the Company’s 2018 Incentive Award Plan. These shares are fully vested for financial reporting purposes under GAAP but have not yet been issued. (See Note 7: Share-Based Compensation.)

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

On December 1, 2018, 1,350,000 shares of common stock were awarded to employees in the form of restricted shares and 335,000 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.01 per share. As of December 31, 2018, 185,000 shares awarded to consultants were vested and none of the shares awarded to employees were vested. During the six months ended June 30, 2019 150,000 shares awarded to consultants were vested and 1,050,000 shares awarded to employees were vested. As of June 30, 2019, all shares awarded per the 2018 Plan to consultants were vested for financial reporting purposes under GAAP and 1,050,000 of the 1,350,000 shares awarded to employees were vested for financial reporting purposes under GAAP.

The Company made no awards in any other form during the six months ending June 30, 2019, and June 30, 2018. The Company expensed $569,680 and $0 for share-based compensation in the six months ended June 30, 2019, and June 30, 2018, for its employees and nonemployees in the accompanying consolidated statements of operations.

The following table summarizes vesting for financial reporting purposes under GAAP of the common stock shares issued per the 2018 Plan:

	Employees	Consultants
Dates common stock shares were vested:
December 31, 2018	-	185,000
January 1, 2019	750,000	-
March 31, 2019	-	150,000
June 30, 2019	300,000	-
Total common stock shares vested at June 30, 2019	1,050,000	335,000

Note 8: INCOME TAXES

The Company has approximately $2,651,000 net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income as of December 31, 2018, which begin to expire in 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the six months ended June 30, 2019.

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

Note 10: RELATED-PARTY TRANSACTIONS

Loans

The Company has received loans from its officers and directors from time to time since 2014. During the six months ended June 30, 2019, the Company has received loans of $386,265 from its officers and directors. During the six months ended June 30, 2019, the Company repaid $254,603 of the loans back to the officers and directors. The balance of these loans at June 30, 2019, and December 31, 2018, was $517,322 and $385,660, respectively. All these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company makes capital lease payments for equipment, building lease payments, and products for resale from an entity owned by a related party, who is also one of its executive officers.

Payments made to the related party for the six months ended June 30, 2019, and June 30, 2018, are as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018
Capital lease payments	$10,000	$24,000
Building lease payments	51,843	—
Purchase of products for resale	52,089	31,337
Total paid to related party	$113,932	$55,337

Note 11: CONCENTRATIONS

For the six months ended June 30, 2019, and June 30, 2018, one of the Company’s customers accounted for approximately 12% and 11%, respectively, of total sales. For the three months ended June 30, 2019, and 2018, one of the Company’s customers accounted for approximately 4% and 7%, respectively, of total sales

For the six months ended June 30, 2019, the Company purchased approximately 43% and 28% of its products for cost of goods sold from two distributors. For the six months ended June 30, 2018, the Company purchased approximately 40% and 11% of its products for cost of goods sold from two distributors.

For the three months ended June 30, 2019, the Company purchased approximately 49% and 27% of its products for cost of goods sold from two distributors. For the three months ended June 30, 2018, the Company purchased approximately 37% and 34% of its products for cost of goods sold from two distributors.

As of June 30, 2019, one of the Company's customers accounted for 29% of its accounts receivable balance, and another accounted for 21% of its accounts receivable balance. As of December 31, 2018, one of the Company's customers accounted for 35% of its accounts receivable balance, another accounted for 23% of its accounts receivable balance, and another accounted for 20% of the accounts receivable balance.

Note 12: COMMITMENTS

The Company was committed under an operating lease for its premises, under which it made monthly payments of $7,500, plus 100% of operating expenses, until the lease expired June 30, 2018. On September 1, 2018, the Company entered a new operating lease with an entity owned by a related party (see Note 10) calling for monthly payments of $8,641, plus 100% of operating expenses, for a term expiring on August 31, 2019. On September 1, 2019, the lease of the Company’s premises was amended such that it expires on August 31, 2020, and the rent thereunder was increased to $8,967 per month.

In conjunction with the Asset Purchase Agreement described in Note 4, the Company agreed to purchase a minimum of 30,000 units of product per month. The minimum purchase quantity will increase by 1% every anniversary of its effective date. The purchase price for units is subject to periodic adjustment for changes in the consumer price index. The agreement expires on April 30, 2031; however, it can be terminated with a one-time $400,000 payment.

Note 13: SUBSEQUENT EVENTS

Management evaluated all other subsequent events when these financial statements were issued and has determined that none of them requires this disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of June 30, 2019, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC. Further, the Company urges caution regarding the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

General Statement of Business

The Company was incorporated under the laws of the state of Florida on September 5, 1997, under the name Synthetic Flowers of America, Inc. and changed its name to Acology, Inc. on January 9, 2014. On August 28, 2018, the Company changed its name from Acology, Inc. to Medtainer, Inc. The Company has authorized capital of 100,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, without par value.

The Company’s principal place of business is 1620 Commerce St., Corona, CA 92880. The Company’s telephone number is (844) 226-5649. The Company’s corporate website address is http://www.medtainer.com. The Company’s common stock is quoted on the OTC Pink tier of the OTC Marketplace under the symbol “MDTR.”

Overview

The Company needs a substantial amount of additional capital to fund its business, including expansion of its operations, and for payment of its debts. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs and the Company may need to take certain measures to remain a going concern. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted, or it could be forced to terminate operating.

The Company is in the business of selling and distributing proprietary containers, called Medtainers®, which are made from medical-grade polypropylene resin. Medtainers® can store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Company manufactures its original 20-dram version which has received the child safety certification. In addition to the 20-dram version, the Company also manufactures a 40-dram size. Both the 20-dram and the 40-dram are air- and water-tight, and both have grinding capacity. The Company is focusing its marketing efforts for this product on drug stores and drug store chains, veterinarians and veterinary distributors and other distributors and end users.

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

The Company does not market or sell cannabis, but some of its products can be used for cannabis-related purposes. In light of the fact that the possession and use of cannabis has been legalized, subject to varying restrictions, in many states and that several other states are considering such legalization, the Company believes that its products may be of interest to a large number of users of cannabis. The Company does advertise its products on the Company’s website and elsewhere as suitable for that purpose. The Company believes that marketing these products subjects us to certain risks, including:

●	The use of cannabis for medical and recreational use is lawful in many states, but under United States federal law and the laws of the other states, the possession, use, cultivation, storage, processing and/or transfer of cannabis is illegal. Federal and state law enforcement authorities have prosecuted persons engaged in these activities. While the Company does not believe that it engages in these activities, any of these law enforcement authorities might bring an action against the Company including, but not limited to, a claim of aiding and abetting criminal activities. Such an action would have a material and adverse effect on the Company’s business and operations.

●	Under United States federal law, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term “drug paraphernalia” includes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether the Company’s products are drug paraphernalia is its national and local advertising concerning its use. The Company has advertised its products as usable for cannabis-related purposes. However, the Company does not believe that its products were designed or are intended for illegal purposes, or that its products are drug paraphernalia, as defined in federal law. The Company is promoting its products primarily to be used for other purposes. During the administration of President Barack H. Obama, enforcement of such federal law was relaxed, and the administration of President Donald J. Trump has indicated that it will not enforce federal cannabis laws against companies that comply with state law. If in the future federal authorities were to take a different view, they might bring a criminal action against the Company. Such an action would have a material and adverse effect on the Company’s business and operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019, and June 30, 2018

The following table sets forth information from the statements of operations for the three months ended June 30, 2019, and June 30, 2018.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Revenues	$431,627	$552,147
Cost of goods sold	(208,325)	(245,952)
Gross Profit	223,302	306,195

Operating expenses	591,338	401,107
Loss from operations	(368,036)	(94,912)

Non-operating income (expense):
Loss on change in fair value of derivative	-	(849)
Interest expense	(9,601)	(10,389)
Net loss	$(377,637)	$(106,150)

Revenue

Revenue was $431,627 and $552,147 for the three months ended June 30, 2019, and June 30, 2018, respectively. This decrease in revenues was primarily due to a $26,533 decrease in revenues from humidity packs, $68,409 decrease in revenues from containers, $9,909 decrease in revenues from lighters, $6,423 decrease in revenues from plastic lighter holders, and $7,061 decrease in revenues from shipping income.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2019, and June 30, 2018 were $208,325 and $245,952, respectively. This decrease in cost of sales was primarily due to a $30,592 decrease in the cost of lighters, $3,873 decrease in the cost of containers, and $5,847 decrease in cost of freight and shipping. This decrease in cost of sales was partially offset by a $2,796 increase in cost of sales of payment processing fees.

Operating Expenses

Operating expenses for the three months ended June 30, 2019, and June 30, 2018, consisted of the following:

	Three months ended June 30, 2019	Three months ended June 30, 2018
Advertising and marketing expense	$11,962	$20,259
Depreciation and amortization expense	27,824	17,677
Professional fees	61,655	17,975
Share-based compensation	149,038	-
Payroll expenses	305,652	304,738
General and administrative expenses	35,207	40,458
Total operating expenses	$591,338	$401,107

Operating expenses for the three months ended June 30, 2019, and June 30, 2018, were $591,338 and $401,107, respectively. The increase in operating expenses is attributable to a $10,147 increase in depreciation and amortization expense, a $43,680 increase in professional fees, and a $149,038 increase in share-based compensation. This increase was partially offset by a $8,297 decrease in advertising and marketing expenses, and a $5,251 decrease in general and administrative expense. The decrease in general and administrative expense was primarily due to a $5,133 decrease in insurance expense ($3,822 for the three months ended June 30, 2019, versus $8,956 for the three months ended June 30, 2018).

Loss from Operations

Loss from operations increased from a loss of $94,912 for the three months ended June 30, 2018, to a loss of $368,036 for the three months ended June 30, 2019. The increase in loss from operations was primarily due to the decrease in sales and increase in cost of goods sold resulting in a decrease in gross profit. Additionally, the increase in loss from operations resulted from an increase in operating expenses, principally due to the increase in the non-cash expenses of share-based compensation and depreciation and amortization expense, offset by a decrease in general and administrative expense.

Interest Expense

For the three months ended June 30, 2019, and June 30, 2018, interest expense was $9,601 and $10,389, respectively.

Gain on Change of Fair Value of Derivative

For the three months ended June 31, 2018, a loss on change on change in fair value of derivative of $849 was recorded as the result of a change in the fair value of the derivative liability, which is adjusted to fair value each reporting period, substantially due to a decrease in the underlying stock price. This derivative liability no longer existed as of December 31, 2018, and therefore the Company recorded no gain or loss from derivative liability during the three months ended June 30, 2019.

Net Loss

The net loss for the three months ended June 30, 2019, was $377,637 ($149,038 of which was noncash expense for share-based compensation), versus a net loss of $106,150 for the three months ended June 30, 2018. As more fully described above, the principal reason for this difference was the $149,038 increase in share-based compensation, and the increase in amortization expense together with as the decrease in sales and the increase in cost of goods sold.

Comparison of the Six Months Ended June 30, 2019, and June 30, 2018

The following table sets forth information from the statements of operations for the six months ended June 30, 2019, and June 30, 2018.

	Six months ended June 30, 2019	Six months ended June 30, 2018
Revenues	$1,036,064	$1,196,498
Cost of goods sold	(471,484)	(502,038)
Gross Profit	564,580	694,460

Operating expenses	1,394,290	769,810
Loss from operations	(829,710)	(75,350)
Non-operating income (expense):
Gain on change in fair value of derivative	-	2,131
Interest expense	(19,485)	(19,943)
Net loss	$(849,195)	$(93,162)

Revenue

Revenue was $1,036,064 and $1,196,498 for the six months ended June 30, 2019 and June 30, 2018, respectively. This decrease in revenues was primarily due to a $18,194 decrease in revenues from humidity packs, $85,649 decrease in revenues from containers, $40,534 decrease in revenues from lighters, $10,179 decrease in revenues from plastic lighter holders, and $11,850 decrease in revenues from shipping income.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2019, and June 30, 2018, was $471,484 and $502,038, respectively. This decrease in cost of sales was primarily due to a $33,061 decrease in the cost of lighters, $16,110 decrease in the cost of humidity packs, and $4,869 decrease in cost of plastic lighter holders. This decrease in cost of sales was partially offset by a $5,995 increase in shipping costs, and $9,788 increase in cost of sales of payment processing fees.

Operating Expenses

Operating expenses for the six months ended June 30, 2019, and June 30, 2018, consisted of the following:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Advertising and marketing expense	$27,634	$32,802
Depreciation and amortization expense	55,647	22,677
Professional fees	80,484	27,476
Share-based compensation	569,680	-
Payroll expenses	599,009	604,610
General and administrative expenses	61,836	82,245
Total operating expenses	$1,394,290	$769,810

Operating expenses for the six months ended June 30, 2019, and June 30, 2018, were $1,394,290 and $769,810, respectively. The increase in operating expenses can be attributed to a $32,970 increase in depreciation and amortization expense, a $53,008 increase in professional fees, and a $569,680 increase in share-based compensation. This increase was partially offset by a $5,168 decrease in advertising and marketing expenses, a $5,601 decrease in payroll expense, and a $20,409 decrease in general and administrative expense. The decrease in general and administrative expense was primarily due to a $5,336 decrease in automobile expense ($2,305 for the six months ended June 30, 2019, versus $7,640 for the six months ended June 30, 2018), a $10,072 decrease in insurance expense ($7,497 for the six months ended June 30, 2019, versus $17,569 for the six months ended June 30, 2018). The decrease in general and administrative expense was partially offset by a $6,336 increase in stock related expenses ($19,384 for the six months ended June 30, 2019 versus $13,049 for the six months ended June 30, 2018), and a $4,491 increase in rent expense ($51,843 for the six months ended June 30, 2019 versus $47,352 for the six months ended June 30, 2018).

Loss from Operations

Loss from operations increased from a loss of $75,350 for the six months ended June 30, 2018, to a loss of $829,710 for the six months ended June 30, 2019. The increase in loss from operations was primarily due to the decrease in sales, offset partially by a decrease in cost of goods sold, but still resulting in a decrease in gross profit. Additionally, the increase in loss from operations resulted from an increase in operating expenses, principally due to the increase in the non-cash expenses of share-based compensation and depreciation and amortization expense, offset by a decrease in general and administrative expense.

Interest Expense

For the six months ended June 30, 2019, and June 30, 2018, interest expense was $19,485 and $19,943, respectively.

Gain on Change of Fair Value of Derivative

For the six months ended June 30, 2018, a gain on change in fair value of derivative of $2,131 was recorded as the result of a change in the fair value of the derivative liability, which is adjusted to fair value each reporting period, substantially due to a decrease in the underlying stock price. This derivative liability no longer existed as of December 31, 2018 and therefore the Company recorded no gain or loss from derivative liability during the six months ended June 30, 2019.

Net Loss

The net loss for the six months ended June 30, 2019, was $849,195 ($569,680 of which was noncash expense for share-based compensation), versus a net loss of $93,162 for the six months ended June 30, 2018. As more fully described above, the principal reason for this difference was the $129,880 decrease in gross profit, the $569,680 increase in share-based compensation, and the $32,970 increase in depreciation and amortization expense.

Liquidity and Capital Resources

As of June 30, 2019, the Company had $53,108 in cash and accounts receivable of $48,587. At June 30, 2019 and December 31, 2018, the Company had negative working capital of $1,293,686 and $1,068,655, respectively. As of June 30, 2019, the Company had no commitments for capital expenditures. As of June 30, 2019, the Company had inventory of approximately 64,000 units of Medtainer® products and approximately 102,000 units of other products.

During the six months ended June 30, 2019, the Company experienced negative cash flow from operations of $85,241 and it used $1,165 for investing activities while adding $122,140 of cash flows from financing activities. Cash used in operating activities increased from $70,159 for the six-month period ending June 30, 2018 to $85,241 for the six-month period ending June 30, 2019. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by the non-cash items share-based compensation, depreciation, and amortization, the decrease in operating assets and an increase in operating liabilities. The Company used $1,165 and $13,491 in cash from investing activities for the six-month period ending June 30, 2019, and June 30, 2018, respectively. Cash provided from financing activities increased from $73,942 for the six months period ending June 30, 2018 to $122,140 for the six-month period ending June 30, 2019. The increase in cash provided from financing activities was primarily a result of increase in proceeds from stockholder loans.

The Company has generated material operating losses since inception. The Company is seeking to raise additional capital within the next 12 months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or take measures to reduce its costs. Although the Company is seeking to raise additional capital and has engaged in numerous discussions with investment bankers and investors, the Company has not received firm commitments for the required funding.

The Company believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including approximately $600,000 to repay its overdue loans, including accrued interest, that are past due, assuming the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case the amount of such funding will be reduced, however cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities, during the balance of 2020 and beyond through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms, or at all. If the Company is unable to raise sufficient funds, when required or on acceptable terms, it may have to significantly reduce, or discontinue, operations. To the extent that the Company can raise additional funds by issuing equity securities or securities that are convertible into equity securities, its stockholders may experience significant dilution.

Off-Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Curtis Fairbrother
Date: February 26, 2020		Name: Curtis Fairbrother
Title: Principal Executive Officer and Principal Accounting Officer

