Form 10-Q
period 2019-09-30
MEDTAINER, INC.
filed 2020-03-11
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Securities registered pursuant to Section 12 (b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

As of March 5, 2020, there were 56,700,979 shares of the Registrant’s Common Stock outstanding.

MEDTAINER, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended September 30, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$15,043	$17,374
Accounts receivable	80,546	67,874
Inventories	170,674	172,884
Prepaid expenses	5,750	—
TOTAL CURRENT ASSETS	272,013	258,132

Property and equipment, net of accumulated depreciation of $112,272 and $90,140, respectively	41,471	62,434
Intangible assets, net of accumulated amortization of $106,122 and $45,514, respectively	1,425,878	1,486,486
Goodwill	1,020,314	1,020,314
Security deposits	7,699	7,699
TOTAL ASSETS	$2,767,375	$2,835,065

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$290,001	$189,217
Accrued interest payable	143,143	124,633
Payroll liabilities payable	127,371	111,128
Customer deposits payable	84,253	51,496
Convertible notes payable	81,172	81,172
Notes payable	373,959	373,959
Loans payable - stockholder	564,368	385,660
Capital lease payable	—	9,522
TOTAL CURRENT LIABILITIES	1,664,267	1,326,787

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, without par value, issuable in series, 10,000,000 shares authorized: none issued	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized: 56,700,979 issued and outstanding at September 30, 2019, and 55,499,106 issued and outstanding at December 31, 2018	567	555
Additional paid-in capital	5,754,980	5,034,636
Accumulated deficit	(4,652,439)	(3,526,913)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,103,108	1,508,278
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,767,375	$2,835,065

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$526,143	$602,302	$1,562,206	$1,798,800
Cost of goods sold	271,444	246,555	742,928	748,593
Gross profit	254,699	355,747	819,278	1,050,207
Operating expenses:
Advertising and marketing expense	23,654	9,046	51,289	44,349
Depreciation and amortization expense	27,087	43,030	82,734	65,706
Professional fees	6,730	21,244	72,213	48,720
Share-based compensation	150,676	—	720,356	—
Payroll expenses	281,523	291,798	880,532	895,068
General and administrative expenses	31,857	38,888	108,692	119,973
Total operating expenses	521,527	404,006	1,915,816	1,173,816
Operating loss	(266,828)	(48,259)	(1,096,538)	(123,609)
Non-operating income (expense)
Interest expense	(9,503)	(8,909)	(28,988)	(28,852)
(Loss) gain on derivative liability	—	(1,100)	—	1,031
Non-operating income (expense), net	(9,503)	(10,009)	(28,988)	(27,821)
Loss before income taxes	(276,331)	(58,268)	(1,125,526)	(151,430)
Income tax provision	—	—	—	—
Net loss	$(276,331)	$(58,268)	$(1,125,526)	$(151,430)

Basic loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Diluted loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Basic weighted average common shares outstanding	56,503,176	52,242,212	56,453,724	53,697,623
Diluted weighted average common shares outstanding	57,000,978	52,242,212	57,000,978	53,697,623

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(1,125,526)	$(151,430)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	22,128	15,000
Share-based compensation	720,356	—
Amortization expense	60,606	50,706
Gain on change in fair value of derivative	—	(1,031)
Decrease (increase) in operating assets:
Accounts receivable	(12,672)	(51,375)
Inventories	2,210	12,209
Prepaid expenses	(5,750)	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	100,786	12,374
Accrued interest payable	18,510	24,000
Payroll liabilities payable	16,243	8,534
Customer deposits payable	32,757	—
NET CASH USED IN OPERATING ACTIVITIES	(170,352)	(81,013)
INVESTING ACTIVITIES:
Payment of security deposits	—	(1,071)
Acquisition of property and equipment	(1,165)	(12,420)
NET CASH USED IN INVESTING ACTIVITIES	(1,165)	(13,491)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	120,000
Repayment of notes payable	—	(100,000)
Principal payments on capital lease obligations	(9,522)	(25,149)
Proceeds from stockholder loan	516,327	190,756
Repayment of stockholder loan	(337,619)	(56,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	169,186	129,607

(DECREASE) INCREASE IN CASH	(2,331)	35,103

CASH - BEGINNING OF PERIOD	17,374	22,656

CASH - END OF PERIOD	$15,043	$57,759

Supplemental disclosures of cash flow information:
Non-cash financing activities
Common stock issued for the acquisition of intangible assets	$—	$2,552,314
Conversion of convertible debt into common stock	$—	$100,000

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED):

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances – December 31, 2017	52,495,113	$525	$1,536,002	$(2,252,653)	$(716,126)

Issuance of common stock in private placement	120,000	1	119,999	—	120,000

Common Stock issued upon acquisition of Intangible Assets	2,631,252	26	2,552,288	—	2,552,314

Net loss	—	—	—	(93,162)	(93,162)

Balances – June 30, 2018	55,246,365	552	4,208,289	(2,345,815)	1,863,026

Net loss	—	—	—	(58,268)	(58,268)

Balances – September 30, 2018	55,246,365	$552	$4,208,289	$(2,404,083)	$1,804,758

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED):

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances – December 31, 2018	55,499,106	$555	$5,034,636	$(3,526,913)	$1,508,278

Common stock issued in reverse split	1,873	—	—	—	—

Share-based compensation	1,200,000	12	569,668	—	569,680

Net loss	—	—	—	(849,195)	(849,195)

Balances – June 30, 2019	56,700,979	567	5,604,304	(4,376,108)	1,228,763

Share-based compensation	—	—	150,676	—	150,676

Net loss	—	—	—	(276,331)	(276,331)

Balances – September 31, 2019	56,700,979	$567	$5,754,980	$(4,652,439)	$1,103,108

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 1: BUSINESS

Medtainer, Inc. (the “Company”) is in the business of designing, manufacturing, branding and selling proprietary plastic medical grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Company is also in the business of selling other products such as humidity control inserts, smell-proof bags, lighters, and plastic lighter holders, as well as providing private labeling and branding for purchasers of the Company’s containers and the other products. Prior to January 1, 2019, the Company conducted its various businesses through wholly owned subsidiaries. Since January 1, 2019, the Company has conducted all of its sales, production and distribution under the parent entity. The Company changed its corporate name from Acology, Inc. to Medtainer, Inc. on August 28, 2018.

Note 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2019, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on December 20, 2019.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. (See Note 1.) All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external conditions could have an effect on the Company’s estimates that could cause actual results to differ materially from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these unaudited consolidated financial statements so as to conform to current period classifications. For the three-month and nine-month periods ending September 30, 2018, the Company reclassified $35,676 and $112,861, respectively, of operating expenses to cost of goods sold. These reclassifications were made to reflect the absorption calculations used in the current periods more accurately.

Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Accounts Receivable

Included in “Accounts receivable” on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, the allowance for doubtful accounts was $0 as of September 30, 2019, and December 31, 2018.

Inventories

Inventories, which consist of products held for resale, are stated at the lower of cost, determined using the first-in first-out method, and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures the useful life is 5 years. Leasehold improvements are depreciated over the 2-year lease term. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company records intangible assets at fair value, estimated using a discounted cash flow approach. The Company amortizes its intangible assets that have finite lives using either the straight-line method or base on estimated future cash flows to approximate the pattern in which the economic benefit of the assets will be utilized. Amortization is recorded over estimated useful lives ranging from 14 to 20 years. The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down the carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company conducted its first annual impairment test of goodwill during the fourth quarter of the year ended December 31, 2018. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment base on an evaluation of the fair value of the Company as a whole. The estimation of fair value requires significant judgement.

Any loss resulting from an impairment test will be reflected in operating income in the Company’s consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

In January 2017, FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), which simplifies accounting for goodwill impairment. This ASU requires a hypothetical purchase price allocation, which is mandatory for fiscal years beginning after December 14, 2019. As permitted, the Company adopted No. ASU 2017-04 for fiscal periods beginning January 1, 2018.

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These changes include but are not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test of recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter of each fiscal year or more often if circumstances indicate that goodwill may not be recoverable. There was no impairment of intangible assets, long-lived assets or goodwill during the three and nine months ended September 30, 2019.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments when it has been determined that the embedded conversion options should not be bifurcated from their host instruments as follows: the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 20 l4-09, Revenue from Contracts with Customers (Topic 606), which superseded all existing revenue recognition requirements, including most industry specific guidance. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that it expects to receive for those goods or services. FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 20l6-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments (collectively, the “new revenue standards”) with ASU No. 2014-09.

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

The following table summarizes revenue from contracts with customers for the three months and the nine months ended September 30, 2019, and September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Product	$501,156	$569,322	$1,502,240	$1,714,386
Service	24,987	32,980	59,966	84,414
Total	$526,143	$602,302	$1,562,206	$1,798,800

Share-Based Payments

In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance became effective for the Company as of January 1, 2019. Based on the completed analysis, the Company has determined the adoption of this guidance will not have a material impact on its financial statements. The Company is treating share-based payments to both employees and non-employees in accordance with GAAP.

Fair Value Measurements

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses is carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of the Company’s short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair-value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Topic 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

During the year ended December 31, 2018, the Company accounted for a derivative liability in connection with the conversion feature of convertible debt, classified as a Level 3 liability, as the only financial liability measured at fair value on a recurring basis. As of December 31, 2018, and during the three and nine months ended September 30, 2019, the Company had no derivative liability.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions.

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

Note 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2019, the Company had a working capital deficit of $1,392,254. In addition, the Company has generated operating losses since its inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operating expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that the Company will be able to increase sales or to obtain or extend financing on acceptable terms, or at all, or successfully execute any of the other measures set forth in the previous sentence.

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

Intangible Assets consisted of the following as of December 31, 2018:

Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
U.S. patents	15 years	$435,000	$(16,060)	$418,940
U.S. patents	15 years	435,000	(15,455)	419,545
Canadian patents	20 years	260,000	(7,286)	252,714
European patents	14 years	30,000	(1,175)	28,825
Molds	15 years	150,000	(5,538)	144,462
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible asset totals		$1,532,000	$(45,514)	$1,486,486
Goodwill		$1,020,314	$—	$1,020,314

Intangible Assets consisted of the following as of September 30, 2019:

Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
U.S. patents	15 years	$435,000	$(37,445)	$397,555
U.S. patents	15 years	435,000	(36,035)	398,965
Canadian patents	20 years	260,000	(16,989)	243,011
European patents	14 years	30,000	(2,741)	27,259
Molds	15 years	150,000	(12,912)	137,088
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible asset totals		$1,532,000	$(106,122)	$1,425,878
Goodwill		$1,020,314	$—	$1,020,314

Note 5: CONVERTIBLE NOTES PAYABLE AND PROMISSORY NOTES PAYABLE

As of September 30, 2019, and December 31, 2018, the Company had the following convertible notes and promissory notes outstanding:

	September 30, 2019		December 31, 2018
	Principal	Accrued Interest	Principal	Accrued Interest
Convertible Notes Payable (a)

July 2014 $75,000 Note convertible into common stock at $5.00 per share, 10% interest, currently in default	$66,172	$22,058	$66,172	$17,095
July 2014 $15,000 Note convertible into common stock at $5.00 per share, 10% interest, currently in default	15,000	8,750	15,000	7,625
Total Convertible Notes Payable	$81,172		$81,172

Promissory Notes Payable

November 2014 $300,000 Note, 10% interest, due
February 2019, currently in default (b)	$298,959	37,335	$298,959	24,913
August 2015 $75,000 Note, with a one-time interest charge of $75,000, currently in default (c)	75,000	75,000	75,000	75,000
Total Promissory Notes Payable	$373,959		$373,959

Total Accrued Interest Payable		$143,143		$124,633

a.	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000. Payments of $8,828 have been made on these notes as of September 30, 2019. These notes are convertible into shares of the Company’s common stock at a conversion price of $5.00 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% annual rate.

b.	On November 3, 2014, the Company made a promissory note in the principal amount of $300,000 in favor of an unrelated person (the “Old Note”). On February 22, 2018, the Company repaid $100,000 on the principal of the Old Note and made a new promissory note, dated February 22, 2018, in the principal amount of $298,959 in favor of said party (the “New Note”) in satisfaction of the Old Note, which principal amount comprised the unpaid principal amount of $200,000 due on the Old Note after the repayment, and $98,958.90 of accrued interest on the Old Note. At September 30, 2019, accrued interest on this note was $37,335. The outstanding balance of this note was $298,959 at September 30, 2019, and December 31, 2018. The New Note was due on February 22, 2019. The Company is negotiating an extension.

c.	On August 15, 2015, the Company made a promissory note in the amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it is not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date for the balance. During the year ended December 13, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of interest accrued on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. At September 30, 2019, and December 31, 2018, the note had a balance of $75,000 in addition to the $75,000 fee included in accrued interest.

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

During the nine months ended September 30, 2019, the Company recognized the issuance of 1,200,000 shares of common stock to consultants, valued at $569,680 for financial reporting purposes under GAAP, as allowed by the Company’s 2018 Incentive Award Plan. These shares are fully vested for financial reporting purposes under GAAP. (See Note 7.)

Note 7: SHARE-BASED COMPENSATION

The Company’s 2018 Incentive Award Plan (the “2018 Plan”) became effective on December 1, 2018, under which the Company may issue up to 2,000,000 shares of common stock as incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of compensation to employees, directors and consultants. In addition, the 2018 Plan provides for the grant of performance cash awards to employees, directors and consultants. All these shares were reserved on that date.

On December 1, 2018, 1,350,000 shares of common stock were awarded to employees in the form of restricted shares and 335,000 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.01 per share. As of December 31, 2018, 185,000 shares awarded to consultants were vested and none of the shares awarded to employees were vested. During the nine months ended September 30, 2019, 150,000 shares awarded to consultants vested and 1,050,000 shares awarded to employees were vested. As of September 30, 2019, all shares awarded to consultants and 1,050,000 of the 1,350,000 shares awarded to employees were vested for financial reporting purposes under GAAP.

The Company made no awards in any other form during the nine months ending September 30, 2019, and September 30, 2018. The Company expensed $720,356 and $0 for share-based compensation in the nine months ended September 30, 2019, and September 30, 2018, respectively, for its employees and nonemployees in the accompanying consolidated statements of operations.

The following table summarizes vesting for financial reporting purposes under GAAP of the common stock shares issued under the 2018 Plan:

Vesting Dates:	Employees	Consultants
December 31, 2018	—	185,000
January 1, 2019	750,000	—
March 31, 2019	—	150,000
June 30, 2019	300,000	—
Total shares vested at September 30, 2019	1,050,000	335,000

Note 8: INCOME TAXES

The Company has approximately $2,651,000 net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income as of December 31, 2018, which will begin to expire in 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the nine months ended September 30, 2019.

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

Note 10: RELATED-PARTY TRANSACTIONS

Loans

The Company has received loans from its officers and directors from time to time since 2014. During the nine months ended September 30, 2019, the Company received loans of $516,327 from its officers and directors. During the nine months ended September 30, 2019, the Company repaid $337,619 of these loans. The balance of these loans at September 30, 2019, and December 31, 2018, was $564,368 and $385,660, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company makes capital lease payments for equipment, building lease payments, and products for resale from an entity owned by a related party, who is also one of its executive officers.

Payments made to the related party for the three months and the nine months ended September 30, 2019, and September 30, 2018, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Capital lease payments	$—	$6,000	$10,000	$30,000
Building lease payments	26,574	8,640	78,417	8,640
Purchase of products for resale	16,530	15,000	68,559	46,337
Total paid to related party	$43,104	$29,640	$156,976	$84,977

Note 11: CONCENTRATIONS

For the nine months ended September 30, 2019, and September 30, 2018, one of the Company’s customers accounted for approximately 11% of total sales. For the three months ended September 30, 2019, and September 30, 2018, one of the Company’s customers accounted for approximately 10% and 11%, respectively, of total sales.

For the nine months ended September 30, 2018, the Company purchased approximately 41% and 34% of its products for cost of goods sold from two distributors. For the three months ended September 30, 2018, the Company purchased approximately 44% and 36% of its products for cost of goods sold from two distributors.

For the nine months ended September 30, 2019, the Company purchased approximately 43% and 33% of its products for cost of goods sold from two distributors. For the three months ended September 30, 2019, the Company purchased approximately 42% and 41% of its products for cost of goods sold from two distributors.

As of September 30, 2019, one of the Company’s customers accounted for 49% of its accounts receivable, and another accounted for 13% of its accounts receivable. As of December 31, 2018, one of the Company’s customers accounted for 35% of its accounts receivable, another accounted for 23% of its accounts receivable, and another accounted for 20% of its accounts receivable.

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

Note 13: SUBSEQUENT EVENTS

Management evaluated all subsequent events when these financial statements were issued and has determined that none of them requires disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING IN THIS REPORT.

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of September 30, 2019, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC. Further, the Company urges caution regarding the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

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

The Company is in the business of selling and distributing proprietary containers, called Medtainers®, which are made from medical-grade polypropylene resin. Medtainer® can store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Company sells its original 20-dram size, which has received child safety certification, and a 40-dram size. Both sizes are air- and water-tight and have grinding capability. The Company is focusing its marketing efforts for this product on drug stores and drug store chains, veterinarians and veterinary distributors and other distributors and end users.

The Company also sells and distributes humidity control inserts, lighters, smell-proof bags and other durable goods and is actively developing markets for them. The Company is also in the business of private labeling and branding for purchasers of containers and other products.

The Company markets its products directly to businesses through its phone room and to the retail public through internet sales. The Company also markets directly to wholesalers and other businesses that resell them to other businesses and end users.

The Company does not market or sell cannabis, but many of its products can be used for cannabis-related purposes. In light of the fact that the possession and use of cannabis has been legalized, subject to varying restrictions, in many states and that several other states are considering such legalization, the Company believes that its products may be of interest to a large number of users of cannabis. The Company does advertise its products on the Company’s website and elsewhere as suitable for that purpose. The Company believes that marketing these products subjects the Company to certain risks, including:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019, and September 30, 2018

The following table sets forth information from the statements of operations for the three months ended September 30, 2019, and September 30, 2018.

	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Revenues	$526,143	$602,302
Cost of goods sold	271,444	246,555
Gross profit	254,699	355,747

Operating expenses	521,527	404,006
Loss from operations	(266,828)	(48,259)

Non-operating expense:
Loss on change in fair value of derivative	—	(1,100)
Interest expense	(9,503)	(8,909)
Net loss	$(276,331)	$(58,268)

Revenue

Revenue was $526,143 and $602,302 for the three months ended September 30, 2019, and September 30, 2018, respectively. This decrease in revenues was primarily due to a $60,779 decrease in revenues from containers, a $6,700 decrease in revenues from humidity control inserts, a $8,992 decrease in revenues from printing, a $7,574 decrease in revenues from plastic lighter holders, and a $5,693 decrease in revenues from shipping income.  This decrease in revenues was partially offset by a $7,796 increase in revenues from lighters.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2019, and September 30, 2018 were $271,444 and $246,555, respectively. This increase in cost of goods sold was primarily due to a $10,042 increase in cost of printing, a $9,445 increase in the cost of lighters, a $3,386 increase in the cost of humidity control inserts, a $2,618 increase in the cost of payment processing fees, and a $1,322 increase in the cost of containers. This increase in cost of goods sold was partially offset by a $3,418 decrease in cost of plastic container holders, and a $1,148 decrease in cost of shipping.

Operating Expenses

Operating expenses for the three months ended September 30, 2019, and September 30, 2018, consisted of the following:

	Three Months	Three Months
	Ended	Ended
	September 30, 2019	September 30, 2018
Advertising and marketing expense	$23,654	$9,046
Depreciation and amortization expense	27,087	43,030
Professional fees	6,730	21,244
Share-based compensation	150,676	—
Payroll expenses	281,523	291,798
General and administrative expenses	31,857	38,888
Total operating expenses	$521,527	$404,006

Operating expenses for the three months ended September 30, 2019, and September 30, 2018, were $521,527 and $404,006, respectively. The increase in operating expenses is attributable to a $14,608 increase in advertising and marketing expense, and a $150,676 increase in share-based compensation. This increase in operating expense was partially offset by a $15,943 decrease in depreciation and amortization expense, a $14,514 decrease in professional fees, a $10,275 decrease in payroll expenses, and a $7,031 decrease in general and administrative expense. The decrease in general and administrative expense was primarily due to a $1,940 decrease in automobile expense ($1,124 for the three months ended September 30, 2019, versus $3,064 for the three months ended September 30, 2018), a $3,415 decrease in office and miscellaneous expense ($9,911 for the three months ended September 30, 2019, versus $13,326 for the three months ended September 30, 2018), a $3,282 decrease in stock related expense ($3,478 for the three months ended September 30, 2019, versus $6,760 for the three months ended September 30, 2018), and a $3,068 decrease in bank service charges ($587 for the three months ended September 30, 2019, versus $3,655 for the three months ended September 30, 2018). The decrease in general and administrative expense was partially offset by a $2,150 increase in rent expense, and a $2,249 increase in travel expense.

Loss from Operations

Loss from operations increased from a loss of $48,259 for the three months ended September 30, 2018, to a loss of $266,828 for the three months ended September 30, 2019. The increase in loss from operations was primarily due to the decrease in sales and increase in cost of goods sold, resulting in a decrease in gross profit, and an increase in operating expense. The increase in operating expense was principally due to an increase in advertising and marketing expense, and an increase in share-based compensation. This increase in operating expense was partially offset by a decrease in depreciation and amortization expense, a decrease in professional fees, a decrease in payroll expense, and a decrease in general and administrative expense.

Interest Expense

For the three months ended September 30, 2019, and September 30, 2018, interest expense was $9,503 and $8,909, respectively.

Gain on Change of Fair Value of Derivative

For the three months ended September 30, 2018, a loss on change in fair value of derivative of $1,100 was recorded as the result of a change in the fair value of the derivative liability, which is adjusted to fair value each reporting period, substantially due to a decrease in the underlying stock price. This derivative liability no longer existed as of December 31, 2018, and therefore, the Company recorded no gain or loss from derivative liability during the three months ended September 30, 2019.

Net Loss

The net loss for the three months ended September 30, 2019, was $276,331, versus a net loss of $58,268 for the three months ended September 30, 2018. As more fully described above, the principal reason for this difference was the decrease in sales and increase in cost of goods sold, resulting in a decrease in gross profit, and an increase in operating expense.

Comparison of the Nine Months Ended September 30, 2019, and September 30, 2018

The following table sets forth information from the statements of operations for the nine months ended September 30, 2019, and September 30, 2018.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues	$1,562,206	$1,798,800
Cost of goods sold	742,928	748,593
Gross profit	819,278	1,050,207

Operating expenses	1,915,816	1,173,816
Loss from operations	(1,096,538)	(123,609)
Non-operating income (expense):
Gain on change in fair value of derivative	—	1,031
Interest expense	(28,988)	(28,852)
Net loss	$(1,125,526)	$(151,430)

Revenue

Revenue was $1,562,206 and $1,798,800 for the nine months ended September 30, 2019, and September 30, 2018, respectively. This decrease in revenues was primarily due to a $146,953 decrease in revenues from containers, a $57,357 decrease in revenues from humidity control inserts, a $24,973 decrease in revenues from printing revenue, a $17,753 decrease in revenues from plastic lighter holders, and a $17,543 decrease in revenues from shipping revenue. This decrease in revenues was partially offset by a $9,997 increase in revenues from lighters.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2019, and September 30, 2018, were $742,928 and $748,593, respectively. This decrease in cost of sales was primarily due to a $49,168 decrease in the cost of humidity control inserts, and a $8,286 decrease in the cost of plastic lighter holders. This decrease in cost of sales was partially offset by a $18,879 increase in the printing costs, a $12,606 increase in the cost of payment processing fees, a $9,311 increase in the cost of containers, and a $4,847 increase in the cost of shipping.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019, and September 30, 2018, consisted of the following:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018
Advertising and marketing expense	$51,289	$44,349
Depreciation and amortization expense	82,734	65,706
Professional fees	72,213	48,720
Share-based compensation	720,356	—
Payroll expenses	880,532	895,068
General and administrative expenses	108,692	119,973
Total operating expenses	$1,915,816	$1,173,816

Operating expenses for the nine months ended September 30, 2019, and September 30, 2018, were $1,915,816 and $1,173,816, respectively. The increase in operating expenses can be attributed to a $6,940 increase in advertising and marketing expense, a $17,028 increase in depreciation and amortization expense, a $23,493 increase in professional fees, and a $720,356 increase in share-based compensation. This increase was partially offset by a $14,536 decrease in payroll expenses, and a $11,281 decrease in general and administrative expense. The decrease in general and administrative expense was primarily due to a $7,275 decrease in automobile expense ($3,429 for the nine months ended September 30, 2019, versus $10,705 for the nine months ended September 30, 2018), a $11,477 decrease in insurance expense ($12,344 for the nine months ended September 30, 2019, versus $23,820 for the nine months ended September 30, 2018), and a $10,620 decrease in office and miscellaneous expense ($61,190 for the nine months ended September 30, 2019, versus $71,810 for the nine months ended September 30, 2018). The decrease in general and administrative expense was partially offset by a $3,054 increase in stock related expenses ($22,862 for the nine months ended September 30, 2019, versus $19,808 for the nine months ended September 30, 2018), and a $6,641 increase in rent expense ($78,418 for the nine months ended September 30, 2019, versus $71,777 for the nine months ended September 30, 2018).

Loss from Operations

Loss from operations increased from a loss of $123,609 for the nine months ended September 30, 2018, to a loss of $1,096,538 for the nine months ended September 30, 2019. The increase in loss from operations was primarily due to the decrease in sales, offset partially by a decrease in cost of goods sold, but still resulting in a decrease in gross profit. Additionally, the increase in loss from operations resulted from an increase in operating expenses, principally due to the increase in the non-cash expenses of share-based compensation, depreciation and amortization expense, and professional fees. The increase in operating expense was offset partially offset by a decrease in payroll expense, and general and administrative expense.

Interest Expense

For the nine months ended September 30, 2019, and September 30, 2018, interest expense was $28,988 and $28,852, respectively.

Gain on Change of Fair Value of Derivative

For the nine months ended September 30, 2018, a gain on change in fair value of derivative of $1,031 was recorded as the result of a change in the fair value of the derivative liability, which is adjusted to fair value each reporting period, substantially due to a decrease in the underlying stock price. This derivative liability no longer existed as of December 31, 2018 and therefore, the Company recorded no gain or loss from derivative liability during the nine months ended September 30, 2019.

Net Loss

The net loss for the nine months ended September 30, 2019, was $1,125,526 ($720,356 of which was non-cash expense for share-based compensation), versus a net loss of $151,430 for the nine months ended September 30, 2018. As more fully described above, the principal reason for this difference was the $230,929 decrease in gross profit, and the $742,000 increase in operating expenses, including a $720,356 increase in share-based compensation.

Liquidity and Capital Resources

As of September 30, 2019, the Company had $15,043 in cash and accounts receivable of $80,546. At September 30, 2019, and December 31, 2018, the Company had negative working capital of $1,392,254 and $1,068,655, respectively. As of September 30, 2019, the Company had no commitments for capital expenditures. As of September 30, 2019, the Company had inventory of approximately 142,000 units of Medtainer® products and approximately 126,000 units of other products.

During the nine months ended September 30, 2019, the Company experienced negative cash flow from operations of $170,352 and used $1,165 for investing activities while adding $169,186 of cash flows from financing activities. Cash used in operating activities increased from $81,013 for the nine-month period ending September 30, 2018 to $170,352 for the nine-month period ending September 30, 2019. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by the non-cash items share-based compensation, depreciation, and amortization, the decrease in operating assets and an increase in operating liabilities. The Company used $1,165 and $13,491 in cash from investing activities for the nine-month period ending September 30, 2019, and September 30, 2018, respectively. Cash provided from financing activities increased from $129,607 for the nine-month period ending September 30, 2018, to $169,186 for the nine-month period ending September 30, 2019. The increase in cash provided from financing activities was primarily a result of increase in proceeds from stockholder loans.

The Company has generated material operating losses since inception. The Company believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including approximately $600,000 to repay its overdue loans, including accrued interest, assuming the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case the amount of such funding will be reduced; however, the Company can give no assurance as to the extent that it will be successful.

The Company is seeking to raise additional capital within the next 12 months for working capital as well as business expansion through loans from banks and other financial institutions and the sale of debt or equity securities to private investors from investors. The Company can give no assurance that it will be successful in so doing or that such funding, if available, can be obtained on acceptable terms, if at all. Although the Company has engaged in numerous discussions with financial institutions and investors, the Company has not received firm commitments for any funding. If the Company is unable to raise sufficient funds, when required or on acceptable terms, it may have to significantly reduce or discontinue, operations or take measures to reduce its costs. In the event that the Company raises additional funds by issuing equity securities or securities that are convertible into equity securities, its stockholders may experience significant dilution.

Off-Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s financial condition and results of operations could be adversely affected by the recent coronavirus outbreak.

In December 2019, a new strain of coronavirus surfaced in Wuhan, China, and has spread to many countries, including the United States of America. Several cases of this coronavirus have been reported in the State of California, where the Company’s headquarters, all of its employees and the manufacturer of its Medtainer® products are located. The federal and state governments, including the government of the State of California, are taking measures to prevent the spread of this virus, but it is presently unknown to what extent they will be successful. If coronavirus is not contained, among other things, the ability of the Company’s suppliers to manufacture and deliver the products that it sells, the ability of the Company to deliver its products, its ability to display its products at trade shows and similar events, its ability to conduct meetings with its customers and prospective customers, and, if its employees were to contract coronavirus, the Company’s ability to conduct its day-to-day operations could be adversely impacted. The financial impact of coronavirus on the Company will depend on future developments and cannot be reasonably predicted or estimated at this time, but could materially and adversely affect its results for an unknown but possibly extended period.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MEDTAINER, INC.

	By:	/s/ Curtis Fairbrother
Date: March 11, 2020		Curtis Fairbrother
Principal Executive Officer and Principal Accounting Officer