Form 10-K
period 2019-12-31
MEDTAINER, INC.
filed 2020-05-28
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10.8 million.

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

The number of shares outstanding of the registrant’s common stock as of May 28, 2020, was 77,085,272.

(DOCUMENTS INCORPORATED BY REFERENCE)

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

NOTE

On March 30, 2020, pursuant to Securities Exchange Act Release No. 34-88465, dated March 25, 2020 (the “Order”), the Company filed a Current Report on Form 8-K with the Commission stating that “[The Company’s] operations and business have experienced disruption due to these conditions and in particular, the state of emergency that has been declared in the State of California and the related executive order by California’s governor mandating that all individuals living in the state, with certain exceptions that are not applicable to the Company’s employees, stay at home or at their places of residence. These disruptions include limited access to the Company’s facilities, support staff, and professional advisors, and, as a result, management is unable timely to prepare and file [its Annual Report on Form 10-K]” and that it would file the Annual Report as quickly as practicable, but not later than May 14, 2020.

On March 31, 2020, the Commission’s Corporate Finance Division updated its Compliance and Disclosure Interpretations (the “C&DIs”) comprising its interpretations of the rules promulgated under the registration and reporting provisions of Sections 12, 13 and 15 of the Exchange Act. In its answer to Question 135.13 of the C&DIs, the Division stated that a report to be filed by a registrant that relied on the Order for a report will be considered to have a due date 45 days after its original filing deadline and that as such, the registrant would be permitted to subsequently rely on Rule 12b-25 if it were unable to file the report on or before the extended due date.

Because the disruptions described above have persisted, the Registrant was unable to file this Annual Report by the extended due date and, on May 14, 2020, filed Form 12b-25 stating that it was unable to file this Annual Report and setting forth the reasons for its inability.

This Annual Report is filed timely in reliance on the Order and said Form 12b-25.

MEDTAINER, INC.

ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED DECEMBER 31, 2019

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, its future performance, its beliefs and its management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by the Company or on its behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess, including those relating to the Covid-19 pandemic. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), the Company does not have any intention or obligation to update publicly any forward-looking statements after the filing of this Annual Report on Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

This Annual Report on Form 10-K identifies contracts and instruments to which the Company or its officers and directors are parties or by which it is affected. Where such contracts or instruments are exhibits to this report, either because they are filed herewith or incorporated herein by reference, readers of this report are referred thereto and the descriptions herein are qualified by such reference. These contracts and instruments are identified in Item 15 – “Exhibits, Financial Statement Schedules.”

PART I

Item 1. Business.

General Information

Medtainer, Inc. (the “Company”) was incorporated under the laws of the state of Florida on September 5, 1997. It changed its corporate name to Acology, Inc. on January 9, 2014, and on August 28, 2018, to Medtainer, Inc. Prior to January 1, 2018, the Company sold its products through its wholly owned subsidiary, D&C Distributors LLC, a California limited liability company, which commenced operations on January 29, 2013, and which the Company acquired by merger on March 28, 2014, and performed its printing services through its wholly owned subsidiary, D&C Printing LLC, a California limited liability company, which was established by the Company and commenced operations on April 14, 2015. Commencing on January 1, 2018, the Company has itself conducted all of its business.

The Company has authorized capital of 100,000,000 shares of common stock, par value $0.00001 per share (“Common Stock”), and 10,000,000 shares of preferred stock, without par value.  On March 22, 2019, the Company implemented a reverse split of its Common Stock on the basis of one share for each 100 shares then outstanding. Also, on that date, the Company reduced the number of authorized shares of Common Stock from 6,000,000,000 to 100,000,000, while the number of authorized shares of preferred stock remained 10,000,000. The effects of the reverse split have been retroactively applied to all periods covered by this report.

The Company’s principal place of business, which is its only facility, is located at 1620 Commerce St., Corona, CA 92880. The Company’s telephone number is (844) 226-5649. The Company’s corporate website address is http://www.medtainer.com. The Common Stock is quoted on the OTC Pink tier of OTC Link, a quotation system operated by OTC Markets Group Inc. (“OTC Link”) under the trading symbol MDTR.

Products and Services

The Company’s principal product is the Medtainer®, which is used to store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Medtainer® is described under the caption “Item 1. Business – Products and Services – The Medtainer®.”

The Company has expanded its product base into other areas to capture opportunities made available to it through its core base of its Medtainer® products. The most significant components of revenues from other products were humidity pack inserts, lighters, plastic container holders, smell-proof bags and other goods. The Company is developing markets for these products. These products are described under the caption “Item 1. Business – Products and Services – Other Products.” The Company provides private labeling and branding services for purchasers of containers and other products. For further details, see “Item 1. Business – Printing.”

Revenues from the Company’s products and services for the years ended December 31, 2019, and December 31, 2018, were as follows:

	Year Ended December 31,
	2019		2018
	Revenues	%	Revenues	%
Medtainers®	$1,391,296	65	$1,374,403	62
Humidity pack inserts	357,218	17	397,875	18
Lighters	140,662	6	134,470	6
Printing	83,442	4	82,617	4
Plastic lighter holders	74,547	3	85,367	4
Shipping charges	65,542	3	86,429	4
Jars	23,370	1	21,498	1
Others	12,389	1	47,671	1
Total Revenues	$2,148,466	100	$2,230,330	100

The Company markets directly to businesses through its phone room, to the retail public through internet sales, and directly to wholesalers and other businesses who resell its products to other businesses and end users. See “Item 1. Business – Sales and Distribution.”

Because the Company’s printing business is a service that relates principally to its Medtainer® products and lighters and because it accounts for an immaterial portion of the Company’s revenue, the Company regards itself as having a single segment.

The Medtainer®

Medtainers® are manufactured from medical-grade polypropylene resin. They can store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs and are air- and water-tight. The Company sells the original 20-dram version, a 20-dram version that has received child safety certification, and a 40-dram version. The Company is focusing its marketing of Medtainers® on the Cannabis/CBD markets, as well as drug stores and drug store chains, veterinarians and veterinary distributors and other distributors and end users.

Medtainers® have three components. The top component is a cap, the middle component is a storage cup with grinding/shredding teeth projecting downward from its bottom and the bottom component is a grinding/shredding cup with teeth projecting upward from its bottom. Material is transferred from the storage cup into the grinding/shredding cup, the storage cup is inserted into the grinding/shredding cup, forming a space in which the two sets of teeth intermesh, and the two cups are then rotated manually such that the material passes between the two sets of teeth and is ground or shredded. The ground or shredded material may then be returned to the storage cup for storage or used or dispensed in another manner. The cap attaches to the grinding/shredding cup such that the storage cup is held between them, forming a compact unit which is air- and water-tight between the cap and the storage cup, as well as between the storage cup and the bottom cup. The pictures below show exploded views of the non-childproof and childproof configurations of the Medtainer®.

Until June 8, 2018, the Company purchased Medtainers® from Polymation, LLC (“Polymation”), located in Newbury Park, California, under an agreement that it entered into with Polymation on August 13, 2013. Under this agreement, the Company had the exclusive worldwide right to purchase, promote, advertise, market, distribute and resell Medtainers®, with on which the owner of Polymation held patents and Polymation held the trademark. On June 8, 2018, the Company acquired these patents, the trademark and a domain name, agreed with Polymation to terminate the agreement, licensed Polymation to manufacture Medtainers® solely for purchase by the Company under the patents and entered into a production contract, dated June 8, 2018, which was amended on March 27, 2019, under which Polymation manufactures and the Company purchases Medtainers® (as so amended, the “Production Contract”). The Production Contract requires the Company to purchase at least 30,000 units per month, with that requirement increasing by 1% on each anniversary of its effective date, and sets prices for the products purchased thereunder, subject to periodic increase for changes in the local consumer-price index. Its term expires on April 30, 2031, unless the Company exercises a termination option, under which the Company may terminate the Production Contract upon payment to Polymation of $400,000, less any amount that its owner agrees that he owes to the Company or that he owes to it under a final and unappealable judgment, provided that the shares of Common Stock issued to him in the transaction in which the Company acquired the patent and trademark (see “Item 1. Business – Patents, Trademarks and Other Intellectual Property”) may be publicly sold under the exemption from registration under the Securities Act of 1933 (the “Securities Act”) afforded by Rule 144 promulgated thereunder or another exemption from such registration.

Because the Company owns the patent for the Medtainer®, to the extent that it can sell more Medtainers® than it is required to purchase under the Production Contract, it will be able to manufacture them in-house or acquire them from a third party, possibly at prices lower than under the Production Contract, but unless the number of Medtainers® that the Company is not required to purchase under the Production Contract is substantial, doing so may not be cost-effective. The Company intends to continue its efforts to sell Medtainers® globally, which, if successful, would increase demand for Medtainers® and could cause increase sales volume with the result that the Company might produce them at its facilities or seek out a third party to manufacture them, instead of purchasing them from Polymation, if doing either were cost-effective. The Company presently has no suppliers other than Polymation for Medtainers®.

The Company believes that the raw materials used by Polymation in manufacturing Medtainers® are readily available.

Other Products

In addition to Medtainers®, the Company sells and is actively developing markets for the following products, all of which it purchases from their manufacturers and resells:

●	Humidity Control Inserts. These inserts are placed into air- and water-tight containers, such as humidors and Medtainers®, to maintain humidity by adding or removing moisture. These inserts are of varying sizes and capable of maintaining various ranges of relative humidity, depending on the specifications of each particular insert. The Company purchases inserts from Boveda Inc. and Desiccare, Inc. and markets them under the Boveda or Desiccare label. The Company also has an agreement with Desiccare for it to private label inserts under the name “MED X 2 Way Humidity Control Pack” and markets some of the inserts it purchases from Desiccare under its own private label. The Company believes that marketing inserts under its own brand label is significant in that many of its Medtainer® products are now being sold with humidity packs inserted into the containers and that this “value added” factor has increased demand for its product.

●	Smell-Proof Bags. These airtight bags are made of flexible polyester, Mylar®, plastic and other substances, with such means of closure as Velcro®, Ziploc® and zippers. Some use activated carbon to enhance odor removal. They are of varying size and can be used to store and prevent dissipation of odors from fish, herbs and dirty clothes, among others.
●	Lighters. These are butane lighters that are sold with and without logos and other markings. The Company adds logos and markings based on customers' specifications.

There are numerous manufacturers of these products.

Printing

The Company began providing printing services in 2015. In 2019, it had revenue of $83,442 from printing, compared with $82,617 in 2018. The Company entered this business because some of its customers desired to have custom labels imprinted on the products that they purchased from the Company and the Company found that the cost of doing so through third parties raised the price that it charged to customers for imprinted products to levels that it believed would impede sales. Labelling is performed using two specialized printers, one of which is capable of printing on nonporous plastic. Currently, about 2,000 square feet is devoted to printing. The Company is seeking additional printing business from companies that require labelling on their own products.

Sales and Distribution

The Company sells approximately 96% of its products to wholesalers and distributors, who resell them to businesses and consumers, with and without custom labeling; the remainder are sold directly to retail consumers through internet sales and at trade shows.

The Company entered into a Product License and Distribution Agreement, dated April 1, 2014, with IGreen Planet Store, Ltd. (“IGreen”), a Canadian distribution company located in Vancouver, British Columbia, Canada. Under this agreement, the Company has granted to IGreen an exclusive license to market, sell and distribute Medtainers® in Canada. The agreement had a 5-year term, which has expired. The Company is negotiating a new agreement with IGreen and is conducting business with IGreen as if the expired agreement were still in effect. Under the agreement, the Company is required to maintain product liability insurance covering the products sold thereunder; the Company is in the process of doing so. IGreen is not required to purchase a minimum quantity of products. For the years 2019 and 2018, the Company’s sales to IGreen were $207,123 and $254,860, respectively, representing 10% and 11%, respectively, of total sales.

As of May 27, 2020, the Company’s backlog of orders that it believed to be firm was $82,377, which the Company expects to fill during the current fiscal year. As of May 27, 2019, its backlog was $84,491, of which $42,457 was filled during 2019.

Prior to the Covid-19 pandemic, nine of the Company’s personnel worked in its phone room, making sales by telephone and over its website; the number as of May 28, 2020, was three.

The Company believes that social media are important to marketing its products and it maintains a presence on Instagram, Facebook, Twitter and other social media.

The Company believes that it is important to maintain strong relationships with its direct customers and its distributors, and, where possible, their customers and takes measures to do so.

Patents, Trademarks and Other Intellectual Property

The Company entered into an Asset Purchase Agreement, dated as of April 16, 2018, by and between the Company and the owner of Polymation, which was amended on June 8, 2018 (as so amended, the “APA”). Under the APA, the Company acquired from him and from certain entities that he controlled (including Polymation), patents and patent applications relating to the Medtainer®, a trademark of the name Medtainer® and an internet domain in consideration of its issuance to him of 2,631,252 shares of Common Stock.

As a consequence of the acquisition of these patents and the trademark, the Company is able to defend the Medtainer® against infringement and counterfeiting more effectively than before the acquisition. The Company believes that such acquisition has enabled it to invite larger companies to explore the possibility of strategic partnerships, expand into other container markets and diversify into associated and/or new markets.

While the Medtainer® is patented, similar products are being manufactured and sold. The Company has not determined whether all of these products conflict with the Medtainer® patents, but when it determines that a conflict exists, it takes measures to enforce its patents. The Company does not know to what extent these products have affected its business.

The Company may license the Medtainer® patents and trademark to, and future, patents, trademarks, trade secrets and similar proprietary rights to and from, third parties.

The Company employs various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect its trade secrets and know-how. As it develops new products, the Company will rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect its proprietary rights. The Company cannot presently ascertain the extent to which other intellectual property that it may develop or license will be important to it.

Competition

The Company faces competition of varying intensity in the sale of its products and competes with and seeks to distinguish itself from its competitors principally on the basis of the uniqueness and quality of its products, price, service, quality, product characteristics and timely delivery. In particular, the Medtainer® competes with metal, glass, paper and other packaging materials as well as plastic and resin packaging materials made through various manufacturing processes. Most of the Company’s existing and potential competitors have greater brand name recognition and their products may enjoy greater market acceptance among its potential customers. In addition, many of these competitors have significantly greater financial, technical, sales, marketing, distribution, service and other resources than does the Company and may be more able to adapt quickly to customers’ changing demands and changes in technology, to enhance existing products, to develop and introduce new products and new production technologies and to respond timely changing market conditions and customer demands. If the Company is not able to compete successfully in the face of its competitors’ advantages, its ability to gain market share or market acceptance for its products could be limited, its revenues and profit margins could suffer, and it might never become profitable.

Except for the market for containers such as the Medtainer®, in which the Company believes it is a significant competitor, it is an insignificant factor in the highly fragmented markets for its other products and, although it intends to improve its position in these markets, it is unlikely that it will become significant for the foreseeable future.

Regulation

The Food and Drug Administration (the “FDA”) regulates the material content of Medtainers®, including the medical-grade polypropylene resin used in their manufacture, pursuant to the Federal Food, Drug and Cosmetic Act, and the Consumer Product Safety Commission (the “CPSC”) regulates certain aspects of these products pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. The FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which the Company sells or intends to sell its products. In addition, certain state laws restrict the sale of packaging with certain levels of heavy metals and impose fines and penalties for noncompliance. Although FDA-approved resins and pigments are used in its products that directly contact food and drugs and the Company believes that Medtainer® products are in material compliance with all applicable regulatory requirements (although the Company is not required to submit these or any other products to the FDA or the CPSC for review), the Company is subject to the risk that these products could be found not to be in compliance with these and/or other requirements. A recall of any of these products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on the Company.

Employees

As of December 31, 2019, the Company had, in addition to its 2 executive officers, 9 sales personnel, 3 administrative personnel and 4 print technicians and warehouse personnel. Due to the Covid-19 pandemic, the Company now has, in addition to its 2 executive officers, 1 administrator, 1 print technician and 3 persons working in the Company’s phone room.

Information About Executive Officers

The names and ages of the Company’s executive officers and their positions with the Company are as follows:

Name (Age)	Present Position (Effective Date)	Positions Held During Past
Five Years (Effective Date)
Curtis Fairbrother (58)	Chairman of the Board; CEO; CFO; Director (2014)	Chairman of the Board; CEO; CFO; Director (2014)
Douglas Heldoorn (52)	President; COO; Director (2014)	President; COO; Director (2014)

There are no family relationships between any of the officers named above and there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he was selected as an officer. Each of the officers named above was elected by the board of directors to hold office until his successor is elected and qualified or until his earlier resignation or removal.

Further information about the Company’s officers and directors appears in Part III of this report.

Item 1A. Risk Factors.

While the Company is a smaller reporting company as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) and is not required to provide information under this item, it calls attention to the following risks, which it believes are especially significant:

If the Company cannot raise capital, it may have to curtail it operations or could fail.

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company requires substantial additional capital. In the event that it cannot raise such capital, it may have to curtail its operations or could fail.

The Company’s business, financial condition, results of operations and liquidity could be substantially and adversely affected by the Covid-19 pandemic.

In December 2019, an outbreak of a novel strain of coronavirus known as COVID-19 originated in Wuhan, China, and has spread to other countries, including the United States. On March 11, 2020, the World Health Organization declared the outbreak to be a pandemic. A number of jurisdictions in the United States, including the State of California, have declared a state of emergency. Further, the governor of the State of California, where the Company’s headquarters, all of its employees and the manufacturer of its Medtainer® products are located, has issued an executive order pursuant to that declaration mandating that all individuals living in the state stay at home or at their places of residence, except as needed to maintain the continuity of operations in certain sectors, in none of which the Company operates. As a result, for an unknown but possibly extended period, the following, among others, may be substantially and adversely affected to an extent that the Company cannot presently predict: the Company’s ability to conduct its operations, including its financial reporting systems, internal control over financial reporting and disclosure controls and procedures; its financial condition and results of operations; its capital and financial resources, including its liquidity; its balance sheet and its ability to account timely for those assets; demand for its products and services; the ability of its suppliers to manufacture and deliver the products that it sells; its ability to deliver its products; the valuation of its goodwill, intangible assets and long-lived assets; its ability to display and sell its products at trade shows and similar events; its ability to conduct meetings with existing and prospective customers and suppliers; the ability of the Company and its customers to meet their financial obligations to one another and to others; travel restrictions and border closures; and, if its employees were to contract coronavirus, their ability to work. To the extent that the Company will be able to continue operating, it may incur additional costs in order to do so.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Impact of the Covid-19 Pandemic” for further information.

The Company sells products that may be used for cannabis-related purposes.

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

Item 1B. Unresolved Staff Comments.

The Company is not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 promulgated under the Exchange Act, or a well-known seasoned issuer, as defined in Rule 405 promulgated under the Securities Act and is not required to provide information under this item. However, there are no unresolved staff comments.

Item 2. Properties.

The Company’s headquarters are located and all of its operations are conducted at 1620 Commerce St., Corona, California. Until August 31, 2018, it leased this property, comprising approximately 8,000 square feet, from an unrelated party for $7,500 per month plus 100% of operating expenses, as defined in the lease. This lease expired on June 30, 2018, and until August 31, 2018, the Company continued to occupy this property on the same terms. On September 1, 2018, it entered into a sublease of the property from DPH Supplements Inc. (“DPH”), a corporation owned by one of the Company’s officers and directors, who had leased the property from its owner under a master lease dated August 27, 2018. Under the sublease, the Company agreed to pay monthly rentals of $8,640 and to assume and all of the obligations of DPH under the master lease, including the payment in full of certain capital expenses and the sharing of others; the payment of “common area operating expenses,” as defined, which includes real property taxes paid by master lessor, the maintenance of the property and payment of insurance premium increases. The term of this sublease was to end on August 31, 2019, but on September 1, 2019, it was amended to extend its term until August 31, 2020, and to increase the rent to $8,967. For further information regarding this sublease and the amendment, see “Item 10. Directors, Executive Officers and Corporate Governance – Real Property Lease.” The Company believes this property is suitable and adequate for its purposes. The Company believes that this property is suitable and adequate for its purposes.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Common Stock is quoted on the OTC Pink tier OTC Link under the trading symbol MDTR.

The following table reflects the high and low closing bid information for the Common Stock for each fiscal quarter during the fiscal years ended December 31, 2019, and 2018, and during the current year to date. The bid information was obtained from OTC Markets Group Inc. and reflects prices between dealers, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended	Closing Bid High	Closing Bid Low
Fiscal Year 2020
June 30, 2020 (through May 26, 2020)	$0.081	$0.06
March 31, 2020	$0.21	$0.04
Fiscal Year 2019
December 31, 2019	$0.24	$0.10
September 30, 2019	$0.52	$0.24
June 30, 2019	$0.84	$0.24
March 31, 2019	$1.34	$0.77
Fiscal Year 2018
December 31, 2018	$2.51	$0.77
September 30, 2018	$1.11	$0.76
June 30, 2018	$1.47	$0.72
March 31, 2018	$2.27	$0.91

Prices in the above table for dates prior to March 22, 2019, have been adjusted to reflect the 1-for-100 reverse stock split that occurred on that date.

As of May 27, 2020, there were 428 holders of record of Common Stock.

The Company has never declared or paid cash dividends on Common Stock. The Company intends to retain all available funds and any future earnings for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The Company adopted its 2018 Incentive Award Plan (the “2018 Plan”) on December 1, 2018, under which the Company may issue up to 2,000,000 shares of Common Stock as incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of compensation to employees, directors and consultants. In addition, the 2018 Plan provides for the grant of performance cash awards to employees, directors and consultants. All these shares were reserved on that date.

On December 1, 2019, 1,350,000 shares of Common Stock were awarded to employees in the form of restricted shares and 335,000 shares of Common Stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.01 per share. During the year ended December 31, 2019, all shares awarded to consultants and 1,050,000 of the 1,350,000 shares awarded to employees were vested for financial reporting purposes under U.S. generally accepted accounting principles (“GAAP”).

The Company made no awards in any other form during the year ended December 31, 2019, and December 10, 2018. The Company expensed $871,032 and $767,592 for share-based compensation in the years ended December 31, 2019, and December 31, 2018, respectively, for its employees and nonemployees in the accompanying consolidated statements of operations.

The following table summarizes vesting for financial reporting purposes under GAAP of the Common Stock shares issued under the 2018 Plan:

	Shares of Common Stock
Vesting Dates	Employees	Consultants
December 31, 2018	—	185,000
January 1, 2019	750,000	—
March 31, 2019	—	150,000
June 30, 2019	300,000	—
Total vested at December 31, 2019	1,050,000	335,000

Sales of Unregistered Securities

On February 17, 2018, the Company issued 120,000 shares of Common Stock to an unrelated investor in consideration of $120,000, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506 promulgated thereunder.

Item 6. Selected Financial Data.

The Company is a smaller reporting company as defined by Rule 12b-2 promulgated under the Exchange Act and is not required to provide information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial data discussed below are derived from the audited consolidated financial statements of the Company as at December 31, 2019, which were prepared and presented in accordance with U.S. generally accepted accounting principles. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date. The results set forth in these consolidated financial statements are necessarily indicative of the Company’s future performance. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in forward-looking statements.

Overview

As indicated in Note 3 of the Notes to Consolidated Financial Statements set forth in Item 8. Financial Statements and Supplementary Data, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has generated material operating losses since inception and its ability to continue as a going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling cost of goods sold and operation expenses, negotiating extensions of existing loans, and raising either debt or equity financing.

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

Impact of the Covid-19 Pandemic

The Covid-19 pandemic, its disruption of the Company’s business and its effect on the economy generally have adversely impacted and constitute a material risk to the Company. See “Item 1A – Risk Factors. The Company’s business, financial condition, results of operations and liquidity have been and will continue for an indefinite period to be substantially and adversely affected by this pandemic.”

In particular, the Company’s sales in the first quarter of 2020 were approximately $84,000 lower than for the like period of 2019; the Company believes that this decrease was substantially due to the Covid-19 pandemic. The Company expects that its sales in the second quarter of 2020 will be substantially lower than for the like period of 2019 and for the first quarter of 2020.

As of May 26, 2020, sales have been approximately $144,000, cost of sales $180,000 and operating expenses $133,000. While the Company has reduced its expenses substantially, as described below, it expects to record substantial operating and net losses for the 3- and 6-month periods ended June 30, 2020, for the remainder of 2020 and possibly beyond. On May 26, 2020, the Company had a cash balance of approximately $287,000 and receivables of $137,000 which is insufficient for it to meet its current obligations. These receivables may be collected more slowly than prescribed by their payment terms and some may prove to be uncollectible.

To mitigate losses during the Covid-19 pandemic and the ensuing recovery period, the Company has furloughed or terminated most of its 18 employees, such that it now has 6 employees, including officers, which are the minimum necessary to maintain limited operations. Its executive officers have waived their salaries from April 15, 2020, through May 4, 2020, and have agreed to a reduced salary for an undetermined time. In addition, the Company is deferring employer payroll taxes, as permitted by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Company is also purchasing from Polymation fewer Medtainers® than required under the Production Contract; while doing so enables the Company to preserve cash, it also subjects it to claims for breach of that agreement.

On May 4, 2020, the Company made a Note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the Paycheck Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and pursuant to all regulations and guidance promulgated or provided by the SBA and other Federal agencies that are now, or may become, applicable to the loan. The loan bears interest at the rate of 1% per annum. No interest or principal will be required during the first six months after the loan amount was disbursed, although interest will continue to accrue over this deferral period. After the deferral period and after taking into account any loan forgiveness applicable to the loan pursuant to the program, as approved by SBA, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining 18-month term of the loan, in the amount and according to the payment schedule provided by lender.

The loan will be forgiven if its proceeds are used for payroll, mortgage interest, rent, and utilities during the 8-week period beginning on May 4, 2020. However, the amount of loan forgiveness will be reduced if less than 75% of the funds is expended for payroll over that period. Because the Company may not require a number of employees such that it would expend these funds for payroll to that extent, a substantial portion of the loan may not be forgiven. In addition, the amount of the loan to be forgiven and other terms of the loan may be affected by regulations and interpretations that have not yet been adopted or, if presently adopted, are changed.

The reduced price of the Company’s common stock, combined with matters associated with the Covid-19 pandemic, such as decreases in sales and increased losses, the general business climate and market conditions, indicate that its intellectual property and related goodwill may be materially and adversely impaired. Accordingly, the Company plans to test intellectual property and goodwill for impairment during the quarter ending June 30, 2020, and will reflect any adjustment in its consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2019, and December 31, 2018

The following table sets forth information from the consolidated statements of operations for the years ended December 31, 2019, and December 31, 2018.

	Year Ended December 31,
	2019	2018
Revenues	$2,148,466	$2,230,330
Cost of goods sold	1,020,747	1,032,601
Gross profit	1,127,719	1,197,730

Operating expenses	2,497,678	2,318,647
Loss from operations	(1,369,959)	(1,120,917)

Non-operating income (expense):
Interest expense	(38,491)	(159,386)
Loss on extinguishment of debt	—	5,012
Gain on change in fair value of derivative	—	1,031
Net loss	$(1,408,450)	$(1,274,260)

Revenues and Cost of Goods Sold

Revenues for the year ended December 31, 2019, were $2,148,466, from which the Company earned a gross profit of $1,127,719, or 52.5% of sales. Revenues for the year ended December 31, 2018, were $2,230,330, from which the Company earned a gross profit of $1,197,730, or 53.7% of sales. The decrease in gross profit was due to reduction in revenues without a corresponding decrease in cost of goods sold. This reduction was due primarily to a reduction in revenues from humidity pack inserts, printing, and shipping. The decrease in cost of goods sold was due primarily to a decrease in the cost of goods sold for humidity pack inserts, and a decrease in the cost of printing. The decrease in cost of goods sold was partially offset by an increase in the cost of goods sold for containers, shipping, and payment processing fees.

Operating Expenses

Operating expenses for the years ended December 31, 2019, and December 31, 2018, were as follows:

	Year Ended December 31.
	2019	2018
Advertising and marketing expense	$84,440	$45,463
Bad debt expense	7,150	—
Depreciation and amortization	109,127	71,546
Professional fees	112,829	98,598
Share-based compensation	871,032	767,592
Payroll expenses	1,170,829	1,183,973
General and administrative expenses	142,271	151,475
Total operating expenses	$2,497,678	$2,318,647

Operating expenses for the years ended December 31, 2019, and December 31, 2018 were $2,497,678 and $2,318,647, respectively, a difference of $179,031. The increase in operating expenses was attributable to a $38,977 increase in advertising and marketing expense primarily due to increased attendance at trade shows and conferences; a $7,150 increase in bad debt expense; a $37,581 increase in depreciation and amortization ($2,288 for increased depreciation and $35,294 for increased amortization) for the period from June 8, 2018, through December 31, 2018, for the year ended December 31, 2018 and was for the twelve months for the year ended December 31, 2019; a $14,231 increase in professional fees due to increased auditing costs and professional valuation services for goodwill and intangible assets incurred in 2019; and a $103,440 increase in share-based compensation due to a amortization of share-based compensation awards from the 2018 Plan which commenced in 20198. The increase in operating expenses was partially offset by a $13,144 decrease in payroll expense and a $9,204 decrease in general and administrative expense. The decrease in general and administrative expenses was primarily due to a $7,747 decrease in auto expenses ($5,055 for the year ended December 31, 2019, compared with $12,801 for the year ended December 31, 2018), a $2,644 decrease in telephone expense ($38,730 for the year ended December 31, 2019, compared with $41,375 for the year ended December 31, 2018), and a $14,380 decrease in expenses associated with the APA ($0 for the year ended December 31, 2019, compared with $14,380 for the year ended December 31, 2018) due to the fact expenses associated with the APA were a one-time expense incurred in 2018. The decrease in general and administrative expenses was partially offset by a $7,620 increase in rent expense ($105,319 for the year ended December 31, 2019, compared with $97,698 for the year ended December 31, 2018) due to an increase in the monthly rent effective September 1, 2019, a $3,828 increase in stock-related expenses ($26,726 for the year ended December 31, 2019, compared with $22,898 for the year ended December 31, 2018) and a $4,092 increase in computer and internet expenses ($32,070 for the year ended December 31, 2019, compared with $27,977 for the year ended December 31, 2018) due to an increase in software purchases.

Loss from Operations

Loss from operations increased from $1,120,917 for the year ended December 31, 2018, to $1,369,959 for the year ended December 31, 2019. This increase was due to a decrease in revenues without a corresponding decrease in cost of goods sold, resulting in a decrease in the gross profit percentage from 53.7% for the year ended December 31, 2018, to 52.5% for the year ended December 31, 2019, as well as from the $179,031 increase in operating expenses from the year ended December 31, 2018, to the year ended December 31, 2019, which is discussed above.

Interest Expense

Interest expense incurred in the years ended December 31, 2019, and December 31, 2018, was $38,491 and $159,386, respectively. The decrease in interest expense was due to the agreements reached in 2018 with a noteholder to adjust accrued interest payable in exchange for waiving the default of the note. For further information, see Note 5 to the Notes to Consolidated Financial Statements set forth in Item 8. Financial Statements and Supplementary Data.

Gain on Extinguishment of Debt

For the year ended December 31, 2018, the Company recorded a gain on extinguishment of debt of $5,012 as the result of the conversion of convertible debt with a bifurcated conversion feature, offset by a gain on settlement of a convertible note. This debt was fully paid as of December 31, 2018.

Gain on Change of Fair Value of Derivative

For the year ended December 31, 2018, the Company recorded a gain on change in fair value of derivative of $1,031 as the result of the lower fair value of the derivative liability, which is adjusted to fair value each reporting period, substantially due to a decrease in the underlying stock price. This derivative liability no longer existed as of December 31, 2018, and therefore, the Company recorded no gain or loss from derivative liability for the year ended December 31, 2019.

Net Loss

Net loss increased from $1,274,260 for the year ended December 31, 2018, to $1,408,450 for the year ended December 31, 2019, due principally to the decrease in revenues resulting in a decrease in gross profit, and the increase in operating expenses.

Liquidity and Capital Resources

As of December 31, 2019, the Company had $17,982 in cash and $108,836 in accounts receivables. During the year ended December 31, 2019, the Company borrowed $610,393 from and repaid $368,891 to its officers and directors. For further information, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8. Financial Statements and Supplementary Data.

During the year ended December 31, 2018, $49,658 of indebtedness and accrued interest was converted into 57,741 shares of common stock.

The number of items of the Company’s products sold for 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Medtainers®	339,000	346,000	381,700
Humidity control packs	443,000	518,000	568,000
Other products	134,815	17,000	63,000

As of December 31, 2019, the Company had inventory of approximately 90,500 Medtainers® products and approximately 46,500 units of other products.

In addition to the loan of $137,690 described above, the Company received, $200,000 from the sale of 20,000,000 shares of Common Stock to a private investor. The Company believes that most of the proceeds of the loan will not be expended to reduce its existing obligations. The Company believes that it will require approximately $1,300,000 in additional funding for the next 12 months, including approximately $600,000 to repay loans and interest that are past due, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case, the amount of such funding will be reduced, but cannot give assurances as to the extent that it will be successful. The Company plans to fund its activities through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. There is no assurance that such the funding will be available on acceptable terms, or available at all. If the Company is unable to raise sufficient funds when required or on acceptable terms, it may have to reduce significantly, or discontinue, its operations. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

The Company had no material commitments for capital expenditures as of December 31, 2019.

Revenues were $2,148,466 for the year ended December 31, 2019, and $2,230,330 for the year ended December 31, 2018. Revenues decreased for the later year due primarily to a decrease in revenues from humidity insert packs and the shipping costs charged to customers. The Company’s gross profit decreased from $1,197,730 for the year ended December 31, 2018, to $1,127,719 for the year ended December 31, 2019, primarily due to an increase in the cost of goods of containers, which is the Company’s primary source of revenue (65% and 62% of total revenues for the year ended December 31, 2019, and December 31, 2018, respectively). The Company intends to devote its manpower and capital resources to increasing revenues, while working to reduce the cost of goods sold and operating expenses. Doing so depends on the successful execution of its operating plan, which includes increasing sales of existing products, introducing additional products and services, controlling cost of goods sold and operation expenses, negotiating extensions of existing loans and raising either debt or equity financing.

Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Risks and Uncertainties

See “Item 1A – Risk Factors” for information as to certain significant risks.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. These external conditions could affect the Company’s estimates so as to cause actual results to differ materially from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly, based on these conditions and records adjustments when necessary.

Significant estimates relied upon in preparing the consolidated financial statements contained in this report include revenue recognition, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations,expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, share-based compensation, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

Fair Value Measurement

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, is carried at historical cost basis, which approximates their fair value because of the short-term nature of these instruments. The carrying amounts of the Company’s short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

During the year ended December 31, 2018, the Company accounted for a derivative liability in connection with the conversion feature of convertible debt, classified as a Level 3 liability, as the only financial liability measured at fair value on a recurring basis. As of December 31, 2019, and December 31, 2018, the Company had no derivative liability.

Goodwill and Intangible Asset Impairment

Goodwill and intangible assets that have indefinite useful lives are not amortized, but are evaluated for impairment annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company records intangible assets at fair value, estimated using a discounted cash flow approach. The Company amortizes its intangible assets that have finite lives using either the straight-line method or based upon estimated future cash flows to approximate the pattern in which the economic benefit of the assets will be utilized. Amortization is recorded over estimated useful lives ranging from 14 to 20 years.

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down its carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company also evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These changes include but are not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test of recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

In January 2017, FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), which simplifies accounting for goodwill impairment. This ASU requires a hypothetical purchase price allocation, which is mandatory for fiscal years beginning after December 14, 2019. As permitted, the Company adopted No. ASU No. 2017-04 for fiscal periods beginning January 1, 2018. Pursuant to ASU No. 2017-04, the Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter of each fiscal year or more often if circumstances indicate that goodwill may not be recoverable. The Company has conducted annual impairment test of goodwill during the fourth quarter of each year, commencing in the year ended December 31, 2018, in which year it first acquired intangible assets. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based upon an evaluation of the fair value of the Company as a whole. The estimation of fair value requires significant judgment. The goodwill recorded in the consolidated balance sheets at each of December 31, 2019 and December 31, 2018, was $1,020,314. Goodwill was due entirely to the Company’s acquisition of intangible property relating to Medtainers® in 2018. Various future events, including changes in demand for Medtainers®, could result in an impairment of goodwill. Any adjustments resulting from an impairment test will be reflected in the Company’s consolidated financial statements.

The fair value of acquired technology and patents, as well as acquired technology that the Company may develop, is determined at acquisition date primarily using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and then adjusted to reflect risks inherent in the development lifecycle as appropriate. Any loss resulting from an impairment test will be reflected in operating income in the Company’s consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

There was no impairment of intangible assets, long-lived assets or goodwill during the years ended December 31, 2019 and December 31, 2018.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 20 l4-09, Revenue from Contracts with Customers (Topic 606), which superseded all existing revenue recognition requirements, including most industry specific guidance. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that it expects to receive for those goods or services. FASB subsequently issued the following amendments to ASU No. 2014-09 concerning its adoption and clarification that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 20l6-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments (collectively, the “new revenue standards”) with ASU No. 2014-09.

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption of the new revenue standards.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, or when they are shipped to that customer, in an amount that reflects the consideration which it expects to receive in exchange for them. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (a) identify contract(s) with a customer; (b) identify the performance obligations in the contract; (c) determine the transaction price; (d) allocate the transaction price to the performance obligations in the contract; and (e) recognize revenues when (or as) the Company satisfies its performance obligation.

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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event it were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to that asset would be charged to income in the period in which such determination was made. In the year ended December 31, 2019, the Company recorded a deferred tax liability related to intangible assets that are amortized under GAAP but are not deductible for tax purposes. The remaining change in valuation allowance is attributable to the decrease in valuation allowance on other tax assets generated through the year ended December 31, 2019. The Company believes that it is more likely than not that these tax assets will be realized. Based on annual evaluations of tax positions, the Company believes that it has appropriately filed its tax returns and accrued for possible exposures. As part of the process of preparing the Company’s consolidated financial statements, it is required to estimate its income tax provision or benefit in each of the jurisdictions in which it operates. This process involves estimating current income tax provision or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences have resulted in deferred tax assets and liabilities, which are included in the consolidated balance sheets.

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

JOBS Act

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) provides that, as an emerging growth company, the Company (a) need not present more than 2 years of audited financial statements in order for a registration statement with respect to an initial public offering of common equity securities to be effective, and in any other registration statement that it files with the SEC, it need not present selected financial data prescribed by the SEC in its regulations for any period prior to the earliest audited period presented in connection with the Company’s initial public offering; and (b) may not be required to comply with any new or revised financial accounting standard until such date that a company that is not an issuer (as defined under section 2(a) of the Sarbanes-Oxley Act of 2002) is required to comply with such new or revised accounting standard, if such standard applies to companies that are not issuers. The term “issuer” generally means any person who issues or proposes to issue any security, the securities of which are registered under section 12 of the Exchange Act or that is required to file reports under section 15(d) of the Exchange Act, or that files or has filed a registration statement that has not yet become effective under the Securities Act and that it has not withdrawn.

While the Company is permitted to opt out of these provisions of the JOBS Act, it has not done so and does not intend to do so. As a result, the Company’s financial statements may not be comparable to companies that that elect to opt out of or do not have the benefit of these provisions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and is not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Medtainer, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medtainer, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

May 28, 2020

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$17,982	$17,374
Accounts receivable	108,836	67,874
Inventories	85,215	172,884
Prepaid expenses	8,967	—
TOTAL CURRENT ASSETS	221,000	258,132
Property and equipment, net of accumulated depreciation of $118,459 and $90,140, respectively	35,280	62,434
Intangible assets, net of accumulated amortization of $126,322 and $45,514, respectively	1,405,678	1,486,486
Goodwill	1,020,314	1,020,314
Security deposits	7,699	7,699
TOTAL ASSETS	$2,689,971	$2,835,065

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$234,635	$189,217
Accrued interest payable	142,464	124,633
Payroll liabilities payable	162,409	111,128
Customer deposits payable	97,310	51,496
Convertible notes payable	81,172	81,172
Notes payable	373,959	373,959
Loans payable – stockholders	627,162	385,660
Capital lease payable	—	9,522
TOTAL CURRENT LIABILITIES	1,719,111	1,326,787

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, without par value, issuable in series, 10,000,000 shares authorized: none issued	—	—
Common stock, par value $0.00001 per share, 100,000,000 shares authorized: 56,700,979 shares issued and outstanding at
December 31, 2019, and 55,499,106 shares issued and
outstanding at December 31, 2018	567	555
Additional paid-in capital	5,905,656	5,034,636
Accumulated deficit	(4,935,363)	(3,526,913)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	970,860	1,508,278
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,689,971	$2,835,065

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
Revenues	$2,148,466	$2,230,330

Cost of goods sold	1,020,747	1,032,601

Gross profit	1,127,719	1,197,730

Operating expenses:

Advertising and marketing	84,440	45,463
Bad debt expense	7,150	—
Depreciation and amortization	109,127	71,546
Professional fees	112,829	98,598
Share-based compensation	871,032	767,592
Payroll expenses	1,170,829	1,183,973
General and administrative expenses	142,271	151,475

Total operating expenses	2,497,678	2,318,647

Loss from operations	(1,369,959)	(1,120,917)

Non-operating income (expense)

Interest expense	(38,491)	(159,386)
Gain on extinguishment of debt	—	(5,012)
Gain on change in fair value of derivative	—	1,031

Non-operating income (expense)	(38,491)	(153,343)

Loss before income taxes	(1,408,450)	(1,274,260)

Income tax provision	—	—

Net loss	$(1,408,450)	$(1,274,260)

Basic loss per common share	$(0.02)	$(0.02)

Diluted loss per common share	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	56,516,046	54,182,109
Diluted weighted average common shares outstanding	57,000,567	54,330,467

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(1,408,450)	$(1,274,260)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	28,319	26,031
Amortization expense	80,808	45,514
Stock expense for sales agreement	—	9,100
Share-based compensation	871,032	767,592
Gain on extinguishment of debt	—	(5,012)
Gain on change in fair value of derivative	—	(1,031)
Non-cash interest expense	—	105,507
Decrease (increase) in operating assets
Accounts receivable	(40,962)	20,088
Inventories	87,669	38,768
Prepaid expenses	(8,967)	—
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	45,418	(91,508)
Accrued interest	17,831	110,046
Payroll liabilities	51,281	—
Customer deposits	45,814	—
Payment of security deposits	—	(210)
NET CASH USED IN OPERATING ACTIVITIES	(230,207)	(249,825)

NET CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,165)	(12,416)
NET CASH USED IN INVESTING ACTIVITIES	(1,165)	(12,416)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	120,000
Repayment of note payable	—	(100,000)
Principal payments on capital lease obligations	(9,522)	(25,707)
Proceeds from stockholder loan	610,393	348,666
Repayment of stockholder loan	(368,891)	(86,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	231,980	256,959

INCREASE (DECREASE) IN CASH	608	(5,282)

CASH - BEGINNING OF YEAR	17,374	22,656

CASH - END OF YEAR	$17,982	$17,374

Non-cash financing activities
Conversion of convertible debt into common stock	$—	$49,658
Common stock issued for the acquisition of intangible assets and goodwill	$—	$2,552,314

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES – January 1, 2018	52,495,113	525	1,536,002	$(2,252,653)	$(716,126)

Issuance of common stock in private placement	120,000	1	119,999	—	120,000

Share-based compensation	185,000	2	767,590	—	767,592

Common stock issued under sales agreement	10,000	—	9,100	—	9,100

Common stock issued upon conversion of convertible debt	57,741	1	49,657	—	49,658

Common stock issued upon acquisition of intangible assets	2,631,252	26	2,552,288	—	2,552,314

Net loss	—	—	—	(1,274,260)	(1,274,260)

BALANCES – December 31, 2018	55,499,106	555	5,034,636	(3,526,913)	1,508,278

Common stock issued in reverse split	1,873	—	—	—	—

Share-based compensation	1,200,000	12	871,020	—	871,032

Net loss	—	—	—	(1,408,450)	(1,408,450)

BALANCES – December 31, 2019	56,700,979	567	$5,905,656	$(4,935,363)	$970,860

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

(formerly named Acology, Inc.)

Notes to Consolidated Financial Statements

December 31, 2019

Note 1 – Description of Business and Organization

Medtainer, Inc. (the “Company”) designs, brands and sells proprietary plastic medical grade containers called Medtainers® that can store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Company also sells humidity control inserts, smell-proof bags, lighters, plastic lighter holders and other products, and provides private labeling and branding for purchasers of the Company’s containers and the other products.

The Company was incorporated under the laws of the state of Florida on September 5, 1997. It changed its corporate name to Acology, Inc. on January 9, 2014, and on August 28, 2018, to Medtainer, Inc. Prior to January 1, 2018, the Company sold its products through its wholly owned subsidiary, D&C Distributors LLC, a California limited liability company, which commenced operations on January 29, 2013, and which the Company acquired by merger on March 28, 2014, and performed its printing services through its wholly owned subsidiary, D&C Printing LLC, a California limited liability company, which was established by the Company and commenced operations on April 14, 2015. Commencing on January 1, 2018, the Company has itself conducted all of its business.

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-K and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of these estimates could be affected by external conditions, including those unique to the Company’s industry, and general economic conditions. It is possible that these external conditions could have an effect on the Company’s estimates that could cause actual results to differ materially from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Financial Statement Reclassification

The Company has recast certain prior period current liabilities on its consolidated balance sheets, consisting of accounts payable and accrued liabilities and expenses, to conform to the current period presentation. The Company also recast for the year ended December 31, 2018, $27,557 of operating expenses to cost of goods sold. This recast of operating expenses to cost of goods sold were made to more accurately reflect the absorption calculations used in the current periods. These items had no impact in the Company’s consolidated statements of operations or net cash from or used in operating, financing, or investing in its consolidated cash flow statements.

Remaining Performance Obligations

As of December 31, 2019, the Company’s backlog of orders that it believed to be firm was $97,310, all which the Company expects to fill during 2020. As of December 31, 2018, its backlog was $51,495, only $9,433 of which was filled during 2019, because three customers, whose orders totaled $42,062, deferred delivery; these orders remain open and those customers have not withdrawn their deposits.

Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of 3 months or less to be cash equivalents.

Accounts Receivable

Included in “Accounts receivable” on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, the allowance for doubtful accounts was $0 as of December 31, 2019, and December 31, 2018.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures the useful life is 7 years. Machinery, equipment, and computers are depreciated over the useful life of 3 to7 years. Leasehold improvements are depreciated over 2 years and were fully depreciated as of December 31, 2019. Expenditures for additions and improvements are capitalized and repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company records intangible assets at fair value, estimated using a discounted cash flow approach. The Company amortizes intangible assets that have finite lives using either the straight-line method or based upon estimated future cash flows to approximate the pattern in which the economic benefit of the assets will be utilized. Amortization is recorded over estimated useful lives ranging from 14 to 20 years.

The Company reviews intangible assets subject to amortization at least quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent than quarterly impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down the carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize its remaining carrying value prospectively over its revised remaining useful life. The Company has conducted annual impairment test of goodwill during the fourth quarter of each year, commencing in the year ended December 31, 2018, in which year it first acquired intangible assets. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based upon an evaluation of the fair value of the Company as a whole. The estimation of fair value requires significant judgment.

Loss resulting from an impairment test will be reflected in operating income in the Company’s consolidated statements of operations. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

In January 2017, FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), which simplifies accounting for goodwill impairment. This ASU requires a hypothetical purchase price allocation, which is mandatory for fiscal years beginning after December 14, 2019. The Company adopted ASU No. 2017-04 for fiscal periods beginning January 1, 2018. The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. These changes include but are not limited to significant adverse changes in business climate, market conditions, or other events that indicate that an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test of recoverability are less than the carrying value of these assets, their carrying value will be reduced to fair value. The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter of each fiscal year or more often if circumstances indicate that goodwill may not be recoverable. There was no impairment of intangible assets, long-lived assets or goodwill during the year ended December 31, 2019.

Intangible assets, domain names, trademarks and non-compete agreements that are deemed to have a definite life are amortized over their estimate useful lives and intangible assets with an indefinite life are assessed for impairment at least annually. Beginning in 2018, the Company has evaluated quarterly the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. These criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 20l4-09, Revenue from Contracts with Customers (Topic 606), which superseded all existing revenue recognition requirements, including most industry specific guidance. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that it expects to receive for them. FASB subsequently issued the following amendments to ASU No. 2014-09 concerning its adoption and clarification that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 20l6-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments (collectively, the “new revenue standards”) when it adopted ASU No. 2014-09.

The became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. Adoption of the new revenue standards did not change the Company’s revenue recognition, as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption of the new revenue standards.

Under the new revenue standards, the Company recognizes revenues when a customer obtains control of promised goods or services, or when they are shipped to a customer, in an amount that reflects the consideration that it expects to receive in exchange for them. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (a) identify contract(s) with a customer; (b) identify the performance obligations in the contract; (c) determine the transaction price; (d) allocate the transaction price to the performance obligations in the contract; and (e) recognize revenues when (or as) the Company satisfies its performance obligation.

Revenues from product sales are recognized when a customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment or delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues for the years ended December 31, 2019, and December 31, 2018, were as follows:

	Year Ended December 31,
	2019		2018
	Revenues	%	Revenues	%
Medtainers®	$1,391,296	65	$1,374,403	62
Humidity pack inserts	357,218	17	397,875	18
Lighters	140,662	6	134,470	6
Printing	83,442	4	82,617	4
Plastic lighter holders	74,547	3	85,367	4
Shipping charges	65,542	3	86,429	4
Jars	23,370	1	21,498	1
Others	12,389	1	47,671	1
Total Revenues	$2,148,466	100	$2,230,330	100

Share-Based Payments

In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for share-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance became effective for the Company as of January 1, 2019. Based on the completed analysis, the Company has determined that the adoption of this guidance will not have a material impact on its financial statements. The Company treats share-based payments to employees and non-employees in accordance with GAAP.

Fair Value Measurements

The Company has adopted ASC Topic 820, Fair Value Measurements, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, is carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of the Company’s short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

As of December 31, 2018, and during the year ended December 31, 2019, the Company had no derivative liability. During the year ended December 31, 2018, the Company accounted for a derivative liability in connection with the conversion feature of convertible debt, classified as a Level 3 liability, as the only financial liability measured at fair value on a recurring basis.

Advertising

Advertising and marketing expenses are charged to operations as incurred.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes. Under this method, income tax expense is recognized for (a) taxes payable or refundable for the current year and (b) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times, may exceed the federal deposit insurance coverage of $250,000. The Company has not experienced losses on these accounts and that it is not exposed to significant risks on such accounts. The Company has not experienced losses on accounts receivable and the Company believe that it is not exposed to significant risks with respect to them.

Recent accounting pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to enable the assessment of the amount, timing and uncertainty of cash flows arising from leasing arrangements. This ASU became effective for the Company on January 1, 2019, and the Company has determined that the impact of this ASU is immaterial. The Company had entered into a 24-month equipment lease in May 2017, which had five remaining payments of $2,000 each as of December 31, 2018; therefore, the Company determined that the impact of this ASU is immaterial. The Company also had entered into a building lease September 1, 2018, which expired August 31, 2019. It was renewed on September 1, 2019 and expires on August 31, 2020. Because the building lease has an initial term of 12 months or less and there is no assurance the Company will remain in the building location after the lease has expired, the Company has concluded that this ASU does not apply to this building lease.

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2019, the Company had a working capital deficit of $1,498,111 and an accumulated deficit of $4,935,363. In addition, the Company has generated operating losses since its inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products and services, introducing additional products and services, controlling operating expenses, negotiating extensions of overdue notes payable and raising either debt or equity financing. There is no assurance that the Company will be able to any of the measures set forth in the previous sentence.

Note 4 – Intangible Assets

The Company has intangible assets described in the next paragraph that are subject to amortization. Intangible Assets not subject to amortization are tested for impairment at least annually. The Company periodically reviews these and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company will recognize an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset, to be measured as the difference between the asset’s estimated fair value and its book value. The costs of intangible assets were included in intangible assets on the consolidated balance sheets and amortized as indicated in the next paragraph.

On June 8, 2018, the Company acquired patents and patent applications, a trademark and an internet domain related to Medtainer® pursuant to an Asset Purchase Agreement, dated as of April 16, 2018, and amended on June 8, 2018, by and between the Company and an unrelated party, in consideration of the issuance of 2,631,252 shares of common stock. These assets and the associated goodwill have been apportioned as follows, based upon a report that the Company obtained from an independent valuation firm, as of December 31, 2019, and December 31, 2018:.

Estimated Asset Valuation at December 31, 2019:
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
U.S. patents	15 years	$435,000	$(44,571)	$390,429
U.S. patents	15 years	435,000	(42,895)	392,105
Canadian patents	20 years	260,000	(20,224)	239,776
European patents	14 years	30,000	(3,262)	26,738
Molds	15 years	150,000	(15,370)	134,630
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible Totals		$1,532,000	$(126,322)	$1,405,678
Goodwill		$1,020,314	$—	$1,020,314

Estimated Asset Valuation at December 31, 2018:
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
U.S. patents	15 years	$435,000	$(16,060)	$418,940
U.S. patents	15 years	435,000	(15,455)	419,545
Canadian patents	20 years	260,000	(7,286)	252,714
European patents	14 years	30,000	(1,1705)	28,825
Molds	15 years	150,000	(5,538)	144,462
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible Totals		$1,532,000	$(45,514)	$1,486,486
Goodwill		$1,020,314	$—	$1,020,314
26

Note 5 – Property and Equipment

Property and equipment consisted of:

	December 31,
	2019	2018
Furniture and fixtures	$600	$600
Machinery and equipment	109,346	108,181
Leasehold improvements	43,793	43,793
	153,739	152,574
Accumulated depreciation	(118,459)	(90,140)
	$35,280	$62,434

Note 6 – Convertible Notes Payable and Promissory Notes Payable

As of December 31, 2019, and December 31, 2018, the Company had the following convertible notes and promissory notes outstanding:

	December 31, 2019		December 31, 2018
		Accrued		Accrued
	Principal	Interest	Principal	Interest
Convertible Notes Payable
July 2014 $75,000 note, convertible into common stock	$66,172	$23,712	$66,172	$17,095
at $5.00 per share, 10% interest, currently in default (a)
July 2014 $15,000 note, convertible into common stock	15,000	9,125	15,000	7,625
at $5.00 per share, 10% interest, currently in default (a)
	$81,172	$32,837	$81,172	$24,720

Notes Payable
November 2014 $300,000 note, due February 2019,	$298,959	$34,627	$298,959	$24,913
10% interest, currently in default (b)
August 2015 $75,000 note, with one-time interest	75,000	75,000	75,000	75,000
charge of $75,000, currently in default (c)
	373,959	109,627	373,959	99,913
Total	$446,131	$142,464	$455,131	$124,633

a.	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000 and made $8,828 payment on them as of December 31, 2019. These notes are convertible into shares of the Company’s common stock at a conversion price of $5.00 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% annual rate.
b.	On November 3, 2014, the Company made a promissory note in the principal amount of $300,000 in favor of an unrelated person (the “Old Note”). On February 22, 2018, the Company repaid $100,000 of the principal of the Old Note and made a new promissory note, dated February 22, 2018, in the principal amount of $298,959 in favor of said party (the “New Note”) in satisfaction of the Old Note, which principal amount comprised the unpaid principal amount of $200,000 due on the Old Note after the repayment, and $98,959 of accrued interest on the Old Note. At December 31, 2019, accrued interest on this note was $34,627. The outstanding balance of this note was $298,959 at December 31, 2019, and December 31, 2018. The New Note was due on February 22, 2019. The Company is negotiating an extension.
c.	On August 15, 2015, the Company made a promissory note in the principal amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it was not repaid on or before the maturity date. Upon an event of default, as defined in the note, interest will be compounded daily. This note matured on August 11, 2016. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of interest accrued on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. At December 31, 2019, and December 31, 2018, the note had a balance of $75,000, in addition to the $75,000 fee included in accrued interest. The Company is currently negotiating an extension of the maturity date of this note.
27

Note 7 – Stockholders’ Equity

On February 12, 2018, the Company issued 120,000 shares of common stock to an unrelated party in consideration of $120,000.

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

On March 22, 2019, the Company implemented a reverse split of its common stock on the basis of one share of common stock for each 100 shares of common stock then outstanding. Also, on that date, the Company reduced the number of shares of its authorized common stock from 6,000,000,000 to 100,000,000. The number of authorized shares of preferred stock remained 10,000,000. The effects of the reverse split have been retroactively applied to all periods presented in the consolidated financial statements.

Note 8 – Share-Based Compensation

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

On December 1, 2018, 1,350,000 shares of common stock were awarded to employees in the form of restricted shares and 335,000 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.01 per share. As of December 31, 2018, 185,000 shares awarded to consultants were vested and none of the shares awarded to employees were vested. The following table shows vesting for financial reporting purposes under GAAP of the shares issued under the 2018 Plan:

	Shares of Common Stock
Vesting Dates	Employees	Consultants
December 31, 2018	—	185,000
January 1, 2019	750,000	—
March 31, 2019	—	150,000
June 30, 2019	300,000	—
Total vested at December 31, 2019	1,050,000	335,000

The Company made no awards in any other form during the years ended December 31, 2019, and December 31, 2018. The Company expensed $871,032 and $767,592 for share-based compensation in the years ended December 31, 2019, and December 31, 2018, respectively, for its employees and nonemployees in the accompanying consolidated statements of operations.

Note 9 – Income Taxes

As of December 31, 2019, the Company had approximately $3,248,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income which will begin to expire in 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the year ended December 31, 2019.

The reconciliation of the effective tax rate to the federal statutory rate is as follows:

	December 31,
	2019		2018
U.S. federal statutory rate	(21%	)	(21%	)
State income tax, net of federal benefit	(7%	)	(7%	)
Change in valuation allowance	28%		28%
	0%		0%
28

The components of deferred tax assets were:

	December 31,
	2019	2018
Net operating loss	$682,000	$563,000
Valuation allowance	(682,000)	(563,000)
	$—	$—

Note 10 – Capital Leases

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

Note 11 – Related-Party Transactions

Loans

The Company has received loans from its officers and directors from time to time since its inception. During the year ended December 31, 2019, the Company received loans of $610,393 from its officers and directors and the Company repaid $368,891 of these loans. During the year ended December 31, 2018, the Company received loans of $348,666 from its officers and directors, and the Company repaid $86,000 of these loans. The balance of these loans at December 31, 2019, and December 31, 2018, was $627,162 and $385,660, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company makes capital lease payments for equipment, building lease payments, and products for resale to an entity owned by a related party, who is also one of its executive officers.

Payments made to related parties for the years ended December 31, 2019, and December 31, 2018, were as follows:

	Year Ended December 31,
	2019	2018
Capital lease payments	$10,000	$30,498
Building lease payments	105,319	97,698
Purchase of products for resale	74,416	72,898
Total	$189,735	$201,094

Note 12 – Concentrations

For the year ended December 31, 2019, and December 31, 2018, one of the Company’s customers accounted for approximately 10% and 11%, respectively, of total sales.

For the year ended December 31, 2019, the Company purchased approximately 36%, of its products for cost of goods sold from one distributor. For the year ended December 31, 2018, the Company purchased approximately 42% and 39%, respectively, of its products for cost of goods sold from two distributors.

For the year ended December 31, 2019, three of the Company’s customers accounted for 34%, 21% and 18% of its accounts receivable. As of December 31, 2018, three of the Company’s customers accounted for 35%, 20% and 11% of its accounts receivable.

Note 13 – Commitments

The Company was committed under an operating lease for its premises, under which it made monthly payments of $7,500, plus 100% of operating expenses, until the lease expired June 30, 2018. On September 1, 2018, the Company entered a new operating lease with an entity owned by a related party calling for monthly payments of $8,641, plus 100% of operating expenses, for a term expiring on August 31, 2019. On September 1, 2019, this was amended such that it will expire on August 31, 2020, and the rent thereunder was increased to $8,967 per month.

In conjunction with the Asset Purchase Agreement described in Note 4, the Company agreed to purchase a minimum of 30,000 units of product per month. The minimum purchase quantity will increase by 1% on every anniversary of the agreement’s effective date. The purchase price for units is subject to periodic adjustment for changes in the consumer price index. The agreement will expire on April 30, 2031; however, it can be terminated upon payment of $400,000.

Note 14 – Subsequent Events

In December 2019, an outbreak of a novel strain of coronavirus known as COVID-19 originated in Wuhan, China, and has spread to other countries, including the United States. On March 11, 2020, the World Health Organization declared the outbreak to be a pandemic. A number of jurisdictions in the United States, including the State of California, have declared a state of emergency. Further, the governor of the State of California, where the Company’s headquarters, all of its employees and the manufacturer of its Medtainer® products are located, has issued an executive order pursuant to that declaration mandating that all individuals living in the state stay at home or at their places of residence, except as needed to maintain the continuity of operations in certain sectors, in none of which the Company operates. As a result, for an unknown but possibly extended period, the following, among others, may be substantially and adversely affected to an extent that the Company cannot presently predict: the Company’s ability to conduct its operations, including its financial reporting systems, internal control over financial reporting and disclosure controls and procedures; its financial condition and results of operations; its capital and financial resources, including its liquidity; its balance sheet and its ability to account timely for those assets; demand for its products and services; the ability of its suppliers to manufacture and deliver the products that it sells; its ability to deliver its products; the valuation of its goodwill, intangible assets and long-lived assets; its ability to display and sell its products at trade shows and similar events; its ability to conduct meetings with existing and prospective customers and suppliers; the ability of the Company and its customers to meet their financial obligations to one another and to others; travel restrictions and border closures; and, if its employees were to contract coronavirus, their ability to work. To the extent that the Company will be able to continue operating, it may incur additional costs in order to do so.

On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the Paycheck Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and pursuant to all regulations and guidance promulgated or provided by the SBA and other Federal agencies that are now, or may become, applicable to the loan. The loan bears interest at the rate of 1% per annum. No interest or principal will be required during the first six months after the loan amount was disbursed, although interest will continue to accrue over this deferral period. After the deferral period and after taking into account any loan forgiveness applicable to the loan pursuant to the program, as approved by SBA, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining 18-month term of the loan, in the amount and according to the payment schedule provided by lender. The loan will be forgiven if its proceeds are used for payroll, mortgage interest, rent, and utilities during the 8-week period beginning on May 4, 2020. However, the amount of loan forgiveness will be reduced if less than 75% of the funds is expended for payroll over that period. Because the Company may not require a number of employees such that it would expend these funds for payroll to that extent, a substantial portion of the loan may not be forgiven. In addition, the amount of the loan to be forgiven and other terms of the loan may be affected by regulations and interpretations that have not yet been adopted or, if presently adopted, are changed.

On May 21, 2020, the Company issued 20,000,000 Shares of Common Stock to an unrelated party in consideration of $200,000.

Management evaluated all other subsequent events when these financial statements were issued and determined that none of them requires this disclosure herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 25, 2018, Paritz & Company, P.A., the Company’s independent registered public accounting firm, which audited the Company’s financial statements for the year ended December 31, 2017, gave notice of its resignation as such, effective on that date. The Board of Directors engaged Prager Metis CPAs, LLC (“Prager”) to serve as the Company’s independent registered public accounting firm, effective on October 26, 2018.

Prager acted in that capacity until, on June 5, 2019, it gave notice of its resignation as such, effective on that date. At that time, Prager had not completed its audit of the Company’s financial statements for the year ended December 31, 2018. On June 24, 2019, the Company’s Board of Directors engaged Haskell & White LLP to serve as its independent registered public accounting firm.

There was no disagreement of the type described in Item 304(a)(1)(iv) of Regulation S-K and no reportable event described in Item 304(a)(1)(v) of Regulation S-K in connection with either of the changes described above.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the principal executive officer and principal accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as the term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2019. Based on this evaluation, the principal executive officer and principal accounting officer concluded that these disclosure controls and procedures were not effective as of that date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) accumulated and communicated to the Company’s management, including its the principal executive officer and principal accounting officer, in a timely manner to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Under the supervision and with the participation of management, including the principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was not effective as of December 31, 2019. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. As defined in Rule 12b-2 promulgated under the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s evaluation of its internal control over financial reporting identified the following material weaknesses in internal control over financial reporting as of December 31, 2019:

●	The Company has difficulty in accounting for complex transactions.
●	Documented processes do not exist for several key processes.
●	The Company lacks board oversight because it has no directors who are independent of management and no audit committee.

Because of the material weaknesses noted above, the Company has concluded, based on COSO, that it did not maintain effective internal control over financial reporting as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the Company is an emerging growth company, as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following individuals serve as executive officers and directors in the following positions on December 31, 2019:

Name	Age	Position
Curtis Fairbrother	58	Chairman of the Board; Chief Executive Officer; Chief Financial Officer; Director
Douglas Heldoorn	52	President; Chief Operating Officer; Director

Curtis Fairbrother and Douglas Heldoorn cofounded the Company in 2014. Each of them is a control person with respect to the Company by reason of his holdings of Common Stock.

Curtis Fairbrother is the Company’s Chief Executive Officer and Chairman of the Board, serving in those capacities since 2014. Mr. Fairbrother has over 20 years of experience in business startups and consolidation. He performed successfully in the automotive retail and wholesale parts industries, managing multimillion-dollar budgets and the distribution and sale of large inventories. Working as an executive at AutoNation’s corporate offices, he oversaw national parts distribution and management, research and development, brand recognition and product development. He specializes in new product development and marketing strategy and has been successful in corporate product placement and branding throughout North America with other successful companies, including I Green Planet Group LLC, a premier Canadian cannabis packaging company.

Mr. Heldoorn has served as a member of the Company’s board of directors and its President and Chief Operating Officer since 2014. He has over 20 years of management and executive experience. From 2009 to 2012, he served as the Executive General Manager at Nissan Motor Corporation, overseeing management training as well as specializing in turning distressed dealerships into profitable businesses. Overseeing multimillion-dollar advertising budgets, he ran dealerships that consistently netted $20 million per month in income. He became one of the top Executive Managers for automotive retail in North America. Mr. Heldoorn is a master motivational speaker and sales trainer and specializes in business acquisition and turn-arounds. He is recognized for his advertising, branding and communications acumen. His franchises have consistently landed in the top 5% in the nation.

Messrs. Fairbrother and Heldoorn will serve as directors until their successors are elected and qualified or until their earlier resignation or removal. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. There was and is no arrangement or understanding between any director or officer of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and, to the Company’s knowledge, there is no arrangement, agreement, plan or understanding (a) as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board and or (b) between non-management stockholders and management under which non-management stockholders may directly or indirectly participate in or influence the management of its affairs.

The prior experience of each of Mr. Fairbrother and Mr. Heldoorn in management, together with his willingness to spend substantially all of his time as an officer of the Company and his willingness to provide capital to the Company, led to the conclusion that he was a desirable person to serve as a director.

Family Relationships

There are no family relationships between any of the directors and officers named above and there is no arrangement or understanding between any of them and any other person pursuant to which he was selected as a director or officer.

Loans

The Company has received loans from Messrs. Fairbrother and Heldoorn from time to time since 2014. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when funds become available. During the years ended December 31, 2019, and December 31, 2018, respectively, the Company received and repaid loans from and to them as follows:

	Curtis Fairbrother	Douglas Heldoorn	Total
Balance at December 31, 2017	$—	$122,994	$122,994
Year ended December 31, 2018:
Amounts loaned	141,500	207,166	348,666
Amounts repaid	(86,000)	—	(86,000)
Balance at December 31, 2018	55,500	330,160	385,660
Year ended December 31, 2019:
Amounts loaned	240,100	370,293	610,393
Amounts repaid	(90,716)	(278,175)	(368,891)
Balance at December 31, 2019	$204,884	422,278	$627,162

Real Property Lease

Until August 31, 2018, the Company subleased the 8,000-square-foot property at which its headquarters and all of its operations are located from an independent sublessor, who leased the 10,000-square-foot building in which this property is located from its owner under a lease that expired on August 31, 2018. When the lease expired, the sublessor did not extend it or enter into a new lease. The Company desired to continue to occupy these premises, but the owner was unwilling to enter into a lease with it; the owner, however, was willing to enter into a lease with DPH, which is owned by Mr. Heldoorn, who is one of the Company’s officers and directors. Accordingly, DPH leased the building from its owner under a lease, dated August 27, 2018, which has a term of two years, expiring on August 31, 2020, at a rental of $11,108 per month. DPH then subleased 8,000 square feet to the Company under a one-year sublease at a monthly rent of $8,640 per month and on the other terms set forth in Item 2 and subleased the remaining 2,000 square feet to a third party at a rent of $2,467 per month. Thus, (a) the Company subleased 80% of the area of the building and paid 77.8% of the total rent paid by DPH for the building, (b) the amounts that DPH received as rent under the two subleases was equal to the rent that it paid to the owner of the building and (c) DPH netted no income from the sublease after it paid rent to the owner. On September 1, 2019, the Company and DPH amended this sublease to extend its term for one year, expiring on August 31, 2020, and to increase the monthly rent to $8,967, leaving the other provisions of the lease unaffected. The Company now leases 80% the total area of the building, and pays 72.5% of the total rent paid by DPH for the building. The Company believes that it is paying rent at the market rate for space in the area in which its premises are located and that its sublease with DPH is fair to the Company and in its best interest.

Certain Other Transactions

Mr. Douglas Heldoorn, an officer and director of the Company, has provided support to the Company when its credit has been insufficient to obtain its own credit and when it has had insufficient funds to purchase equipment and products. In 2017 and 2016, DPH, doing business as Honestas Holdings, acquired the two printers that the Company uses for its printing services for $20,000 each and leased them to the Company under capital leases, each of which was payable in 24 monthly installments of $2,000 that included interest at the rate of 19.87% per annum. In 2019 and 2018, it paid $10,000 and $30,000, respectively, to DPH under these leases. The Company believes that the terms on which it could have leased these printers from a third party under capital leases are substantially the same as those on which it leased them from DPH and that there leases were fair to the Company and in its best interest.

In 2019 and 2018, the Company purchased $74,416 and $72,898, respectively, of products for resale from Mr. Heldoorn or one of the entities that he controls.

Employment Arrangements

There are no employment agreements between the Company and its officers and directors. For information regarding the compensation paid to Messrs. Fairbrother and Heldoorn, see “Item 11. Executive Compensation.”

Involvement in Certain Legal Proceedings

Neither of the Company’s directors and executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Director Compensation

The Company is not paying any cash or other compensation to its directors for their services as such. In the future, the Company may consider appropriate forms of compensation, including cash compensation and the issuance of Common Stock and share-based compensation.

Director Independence

The Company has no directors who are independent within the definition of “independent director” set forth in NASDAQ Stock Market Listing Rule 5605(a)(2), as amended. This rule provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. This rule further provides that a director cannot be considered independent if:

●	he is, or at any time during the past three years was, an employee of the company;
●	he or his family member accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions);
●	his family member is, or at any time during the past three years was, an executive officer of the company;
●	he or his family member is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	he or his family member is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
●	he or his family member is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Committees

The Board of Directors has not designated any committees, including a compensation committee, nominating committee or an audit committee, although it is permitted to do so under the Florida Business Corporation Act and its by-laws. With respect to the absence of a nominating committee, the board has determined that it is appropriate not to have one in light of the fact that its two directors have voting control of the Company and can together nominate and elect directors without the vote of the other stockholders. The Company does not have a compensation committee. Although it has adopted the 2018 Plan, in which its officers and directors are eligible to participate, no awards have been made to any of them, and the Company believes that a compensation committee will not be necessary until one or more of them is selected for such participation. The Company has no audit committee.

Code of Ethics

The Company has a code of business ethics that applies to all employees, including its chief executive officer and chief financial officer. These standards are designed to deter wrongdoing and to promote the highest ethical, moral and legal conduct of all employees. The code of ethics may be found on the Company’s website, www.medtainerinc.com and as Exhibit 14 to this report.

Item 11. Executive Compensation.

Compensation

The following table sets forth compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended December 31, 2019, 2018 and 2017.

SUMMARY COMPENSATION TABLE

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Curtis Fairbrother	2019	$132,065	—	—	—	—	—	$132,065
Chief Executive Officer	2018	$142,858	—	—	—	—	—	$142,858
	2017	$130,123	—	—	—	—	—	$130,123
Douglas Heldoorn	2019	$132,065	—	—	—	—	—	$132,430
Chief Operating Officer	2018	$141,558	—	—	—	—	—	$141,558
	2017	$130,123	—	—	—	—	—	$130,123

Mr. Fairbrother is the Company’s principal executive officer and principal accounting officer.

Employment Contracts

The Company has no employment contracts with its executive officers and has made no long-term compensation payouts to them.

Equity Awards, Grant Based Awards, Stock Options, Pension Benefits and Deferred Compensation

On December 31, 2018, the Company adopted, and on December 31, 2018, it amended, the 2018 Plan, which is the only plan under which it can make equity- or grant-based awards or stock options. The stockholders approved the plan and the amendment by consent on those dates. Under this plan, participants, who may include officers and directors of the Company, may receive awards of qualified and/or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, other share- or cash-based awards or dividend equivalents. The Company has not made any awards to it officers and directors under this plan and has not granted pension benefits or entered into any deferred compensation plan or arrangement. For information regarding securities authorized for issuance and awards made under the 2018 Plan, see “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information.”

Compensation Analysis

The Company is paying compensation to its officers on an inadequate basis. It believes that adequate compensation will eventually be required to retain their services. In particular, it believes that adequate compensation for persons with Messrs. Fairbrother’s and Heldoorn’s credentials and experience at a like stage of its development would involve a salary of approximately $180,000 per year, a cash bonus, noncash incentive compensation based on performance and share-based compensation. The Company believes that the 2018 Plan can provide share- and performance-based incentives to officers and employees and attract and retain qualified officers and key employees. Thus far, awards of restricted stock have been granted to employees who are not officers to compensate them for past service for which the Company believes it paid less than market rates and, in some cases, to retain their services. The Company has not yet determined how best to utilize the other elements of the plan, particularly performance-based compensation tailored to executives and key employees in terms of determining how to design awards; the various ways in which awards might be combined; the bases for selecting each of these ways; how decisions regarding each element fit into the Company’s overall compensation objectives and affect decisions regarding other elements; and whether there are other compensation plans that should be considered.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Persons Other than Management

The Company knows of no person, other than its directors and executive officers, who owns beneficially 5 percent or more of the outstanding shares of Common Stock.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 31, 2019, for the following: (a) each of the Company’s directors and executive officers and (b) its directors and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of class
Curtis Fairbrother	15,491,673	27.3
Douglas Heldoorn	19,230,000	33.9
All directors and executive officers as a group (2 persons)	34,721,673	61.2

No beneficial owner has any right, direct or indirect, to acquire Common Stock by conversion. The address for each beneficial owner is in care of the Company at 1620 Commerce St., Corona, CA 92880.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

No directors or executive officers or their respective immediate family members or affiliates are indebted to the Company. As of the date of this report, there is no material proceeding to which any of them is a party or has a material interest adverse to the Company.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company was billed $38,000 by Haskell & White LLP (“H&W”) for the year ended December 31, 2019, and $49,345 ($34,345 by Haskell & White LLP and $15,000 by Prager Metis CPAs), for the year ended December 31, 2018, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements, the review of the financial statements included in its quarterly reports on Form 10-Q or and other services normally provided in connection with its statutory and regulatory filings or engagements for those years.

Audit Related Fees

The Company was billed $0 for audit-related fees for the years ended December 31, 2019, and December 31, 2018. Audit-related fees include fees for assurance and related services rendered by the principal accountant and which were reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

The Company was billed $0 for tax fees by H&W for the years ended December 31, 2019, and December 31, 2018. These were fees are for professional services for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees for professional services rendered by the principal accountant during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

None of the above services was approved by the audit committee, because the board of directors has no audit committee. The board of directors pre-approves all audit and permissible non-audit services provided by its principal accountant.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2019, are filed as part of this report.

(a)	Consolidated Financial Statements of the Company.

See “Item 8. Financial Statements and Supplementary Data – Index to Consolidated Financial Statements.”

Financial Statement Schedules have been omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(b)	Exhibits. The following exhibits are incorporated herein by reference or are filed with this report as indicated below.
Exhibit	Description
3.1	Articles of incorporation of the Registrant, filed September 5, 1997. Filed as Exhibit 3.1 to Registration Statement on Form S-11 (File No. 333-195866) and incorporated herein by reference.
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

10.3

Lease, dated August 27, 2019, by and between KST Family Trust, as Lessor, and DPH Supplements Inc. Filed as Exhibit 10.6 to Annual Report of Registrant on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10.4

Sublease, entered into on September 1, 2019, by and between DPH Supplements Inc., as Sublessor, and the Registrant, as Subtenant. Filed as Exhibit 10.7 to Annual Report of Registrant on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10.5

Asset Purchase Agreement, dated as of April 26, 2018, by and between the Registrant and Mark Hainbach. Filed as Exhibit 10.1 to Current Report of Registrant on Form 8-K filed on May 3, 2018, and incorporated herein by reference.

10.6

Amendment of Asset Purchase Agreement, dated as of June 8, 2018, by and between the Registrant and Mark Hainbach. Filed as Exhibit 10.1 to Current Report of Registrant on Form 8-K filed on June 15, 2018, and incorporated herein by reference.

10.7

Production Contract, dated June 8, 2018, by and between the Registrant and Polymation, LLC. Filed as Exhibit 10.3 to Current Report of Registrant on Form 8-K filed on June 15, 2018, and incorporated herein by reference.

10.8

Amendment to Production Contract, dated March 27, 2019, by and between the Registrant and Polymation, LLC. Filed as Exhibit 10.12 to Annual Report of Registrant on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10.9

2018 Incentive Award Plan of Registrant, as adopted on December 1, 2018, and amended on December 31, 2018. Filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-228820) and incorporated herein by reference

36

10.10

Equipment Lease Purchase Agreement, dated June 15, 2017, between Honestas Holdings and D&C Distributors, LLC. Filed as Exhibit 10.14 to Annual Report of Registrant on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10.11

Equipment Lease Purchase Agreement, dated April 30, 2016, between Honestas Holdings and D&C Distributors, LLC. Filed as Exhibit 10.15 to Annual Report of Registrant on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10.12	Lease, dated August 27, 2018, by and between KST Family Trust, as Lessor, and Douglas Heldoorn and DPH Supplements Inc., as Lessees. Filed as Exhibit 10.6 to Annual Report of Registrant on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.
10.13	Lease, dated as of September 1, 2018, by and between DPH Supplements, Inc. and the Registrant. Filed herewith.
10.14

Lease Amendment, dated as of September 1, 2019, by and between DPH Supplements, Inc. and the Registrant. Filed as Exhibit 10.16 to Annual Report of Registrant on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10.15	Note, dated May 4, 2020, made by the Registrant in favor of Customers Bank, in the principal amount of $137,690. Filed herewith.
10.16	Stock Purchase Agreement, dated May 19, 2020, by and between the Registrant and Ardelli Holdings LLC. Filed herewith.
14	Code of Ethics. Filed herewith.
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certification. Filed herewith.
32	Section 1350 Certification. Filed herewith.
(c)	Excluded Financial Statements

None.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTAINER, INC.

By: /s/ Curtis Fairbrother

Name: Curtis Fairbrother

Title: Chief Executive Officer

Date: May 28, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Curtis Fairbrother	Chairman of the Board; Chief Executive Officer; principal executive officer; principal financial officer and principal accounting officer Director	May 28, 2020
Curtis Fairbrother
/s/ Douglas Heldoorn	President; Chief Operating Officer; director	May 28, 2020
Douglas Heldoorn

