Form 10-Q
period 2020-03-31
MEDTAINER, INC.
filed 2020-06-24
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of June 24, 2020, there were 77,085,272 shares of the Registrant’s Common Stock outstanding.

MEDTAINER, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended March 31, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDTAINER, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:

Cash	$31,377	$17,982
Accounts receivable	129,405	108,836
Inventories	80,125	85,215
Prepaid expenses	—	8,967
TOTAL CURRENT ASSETS	240,907	221,000

Property and equipment, net of accumulated depreciation of $124,053 and $118,459, respectively	29,690	35,280
Intangible assets, net of accumulated amortization of $146,524 and $126,322	1,385,476	1,405,678
Goodwill	1,020,314	1,020,314
Security deposits	7,699	7,699
TOTAL ASSETS	$2,684,086	$2,689,971

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$367,724	$234,635
Accrued interest payable	142,035	142,464
Payroll liabilities payable	195,150	162,409
Customer deposits payable	60,745	97,310
Convertible notes payable	81,172	81,172
Notes payable	373,959	373,959
Loan payable – stockholder	676,796	627,162
TOTAL CURRENT LIABILITIES	1,897,581	1,719,111

STOCKHOLDERS’ EQUITY
Preferred stock, without par value, 10,000,000 shares authorized: none issued	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized:
56,700,979 shares issued and outstanding shares at March 31, 2020, and
December 31, 2019.	567	567
Additional paid-in capital	6,054,693	5,905,656
Accumulated deficit	(5,268,755)	(4,935,363)
TOTAL STOCKHOLDERS’ EQUITY	786,505	970,860
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,684,086	$2,689,971

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
	2020	2019
Sales	$556,129	$604,437

Cost of sales	275,989	263,159

Gross profit	280,140	341,278

Operating expenses:
Advertising and marketing	13,349	15,673
Depreciation and amortization expense	24,674	27,824
Professional fees	64,890	3,829
Share-based compensation	149,037	420,642
Payroll expenses	285,298	293,357
General and administrative	66,531	41,627
Total operating expenses	603,779	802,952

Loss from operations	(323,639)	(461,674)

Non-operating expense:
Interest expense	(9,753)	(9,884)
Total non-operating expense	(9,753)	(9,884)

Loss before income taxes	(333,392)	(471,558)

Income tax provision	—	—

Net loss	$(333,392)	$(471,558)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	56,700,979	56,250,784

Diluted weighted average common shares outstanding	57,086,933	56,999,130

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2020	2019
OPERATING ACTIVITIES:

Net loss	$(333,392)	$(471,558)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	5,590	7,622
Share-based compensation	149,037	420,642
Amortization expense	20,202	20,202
Decrease (Increase) in operating assets:
Accounts receivable	(20,569)	(54,743)
Inventories	5,090	15,448
Prepaid expenses	8,967	(3,074)
Increase (Decrease) in operating liabilities:
Accounts payable and accrued expenses	133,089	58,859
Accrued interest payable	(429)	9,503
Payroll liabilities payable	32,741	17,395
Customer deposits payable	(36,565)	23,687
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(36,239)	43,983

INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,165)
NET CASH USED IN INVESTING ACTIVITIES	—	(1,165)

FINANCING ACTIVITIES:
Principal payments on capital lease obligations	—	(5,619)
Proceeds from stockholder loan	60,238	124,483
Repayment of stockholder loan	(10,604)	(88,483)
NET CASH PROVIDED BY FINANCING ACTIVITIES	49,634	30,381

INCREASE IN CASH	13,395	73,199

CASH - BEGINNING OF PERIOD	17,982	17,374

CASH - END OF PERIOD	$31,377	$90,573

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTER ENDED MARCH 31, 2019:

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2018	55,499,106	$555	$5,034,636	$(3,526,913)	$1,508,278

Common stock issued in reverse split	1,873	—	—	—	—

Share-based compensation	900,000	9	420,633	—	420,642

Net loss	—	—	—	(471,558)	(471,558)

Balances at March 31, 2019	56,400,979	$564	$5,455,269	$(3,998,471)	$(1,457,362)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTER ENDED MARCH 31, 2020:

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2019	56,700,979	$567	$5,905,656	$(4,935,363)	$970,860

Share-based compensation	—	—	149,037	—	149,037

Net loss	—	—	—	(333,392)	(333,392)

Balances at March 31, 2020	56,700,979	$567	$6,054,693	$(5,268,755)	$786,505

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

Notes to Financial Statements

March 31, 2020

(Unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 28, 2020.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Significant estimates relied upon in preparing these unaudited consolidated financial statements include revenue recognition, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, share-based compensation, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Accounts Receivable

Included in “Accounts receivable” on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, the allowance for doubtful accounts was $0 as of March 31, 2020, and December 31, 2019.

Inventories

Inventories, which consist of products held for resale, are stated at the lower of cost, determined using the first-in first-out and net realizable value methods. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company records intangible assets at fair value, estimated using a discounted cash flow approach. The Company amortizes its intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the assets will be utilized. Amortization is recorded over the estimated useful lives ranging from 14 to 20 years. The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company will write-down the carrying value of the intangible assets to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Consistent with the prior year, the Company conducted its annual impairment test of goodwill during the fourth quarter of the year ended December 31, 2019. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The estimate of fair value requires significant judgment.

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

There was no impairment of intangible assets, long-lived assets or goodwill during the quarter ended March 31, 2020.

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

The new revenue standards became effective for the Company on January 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

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

The following table summarizes revenue from contracts with customers for the quarter ended March 31, 2020, and March 31, 2019:

	Quarter Ended March 31,
	2020	2019
Products	$542,875	$582,404
Services	13,254	22,033
Totals	$556,129	$604,437

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

Accounting for Leases

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2020, the Company had a working capital deficit of $1,656,674. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that the Company will be able to increase sales or to obtain or extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

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

Balances at March 31, 2020:

	Weighted Average	Gross Carrying	Accumulated
Description	Estimated Useful Life	Value	Amortization	Net Amount
Certain U.S. patents	15 years	$435,000	$(51,701)	$383,299
Certain U.S. patents	15 years	435,000	(49,754)	385,246
Certain Canadian
Patents	20 years	260,000	(23,457)	236,543
Certain European
Patents	14 years	30,000	(3,783)	26,217
Molds	15 years	150,000	(17,829)	132,171
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000

Intangible Totals		$1,532,000	$(146,524)	$1,385,476
Goodwill		$1,020,314	$—	$1,020,314

Balances at December 31, 2019:

	Weighted Average	Gross Carrying	Accumulated
Description	Estimated Useful Life	Value	Amortization	Net Amount
Certain U.S. patents	15 years	$435,000	$(44,571)	$390,429
Certain U.S. patents	15 years	435,000	(42,895)	392,105
Certain Canadian
Patents	20 years	260,000	(20,224)	239,776
Certain European
Patents	14 years	30,000	(3,262)	26,738
Molds	15 years	150,000	(15,370)	134,630
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible Totals		$1,532,000	$(126,322)	$1,405,678
Goodwill		$1,020,314	$—	$1,020,314

Note 5 – Convertible Notes Payable and Promissory Notes Payable

As of March 31, 2020, and December 31, 2019, the Company had the following convertible notes and promissory notes outstanding:

	March 31, 2020		December 31, 2019
	Principal	Accrued Interest	Principal	Accrued Interest
Convertible Notes Payable
July 2014 $75,000 note, convertible into common stock at $5.00 per share, 10% interest, currently in default (a)	$66,172	$25,366	$66,172	$23,712
July 2014 $15,000 note, convertible into common stock at $5.00 per share, 10% interest, currently in default (a)	15,000	9,750	15,000	9,125
	$81,172	$35,116	$81,172	$32,837

Notes Payable
November 2014 $300,000 note, due February 2019, 10% interest, currently in default (b)	$298,959	$31,919	$298,959	$34,627
August 2015 $75,000 note, with one-time interest charge of $75,000, currently in default (c)	75,000	75,000	75,000	75,000
	373,959	106,919	373,959	109,627
Total	$455,131	$142,035	$455,131	$142,464

a.	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000. Payments of $8,828 have been made on these notes as of March 31, 2019. These notes are convertible into shares of the Company’s common stock at a conversion price of $5.00 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% nominal annual rate.

b.	On November 3, 2014, the Company made a promissory note in the principal amount of $300,000 in favor of an unrelated person (the “Old Note”). On February 22, 2018, the Company repaid $100,000 on the principal of the Old Note and made a new promissory note, dated February 22, 2018, in the principal amount of $298,959 in favor of said party (the “New Note”) in satisfaction of the Old Note, which principal amount comprised the unpaid principal amount of $200,000 due on the Old Note after the repayment, and $98,959 of accrued interest on the Old Note. At March 31, 2019, accrued interest on this note was $32,387. The outstanding balance of this note was $298,959 at March 31, 2020, and December 31, 2019. The New Note was due on February 22, 2019. This note is in default and the Company is negotiating an extension. The Company made interest payments in the amount of $20,182 and $10,182 to the noteholder during the 12 months ended December 31, 2019, and the quarter ended March 31, 2020, respectively.

c.	On August 15, 2015, the Company made a promissory note in the amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it is not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date for the balance. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of interest accrued on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. At March 31, 2020, and December 31, 2019, the note had a balance of $75,000 in addition to the $75,000 fee included in accrued interest.

Note 6 – Stockholders’ Equity

On March 22, 2019, the Company implemented a reverse split of its common stock on the basis of one new share of common stock for each 100 shares of common stock then outstanding. Also, on that date, the Company reduced the number of shares of its authorized common stock from 6,000,000,000 to 100,000,000. All references to common shares have been adjusted for the effects of the reverse split. The number of authorized shares of preferred stock remained 10,000,000.

Note 7 – Share-Based Compensation

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

On December 1, 2018, 1,350,000 shares of common stock were awarded to employees in the form of restricted shares and 335,000 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.01 per share. As of December 31, 2018, 185,000 shares awarded to consultants were vested and none of the shares awarded to employees were vested. During the quarter ended March 31, 2019, all of the 335,000 shares awarded to consultants were vested and 750,000 of the shares awarded to employees were vested.

The Company made no awards in any other form during the quarters ended March 31, 2020, and March 31, 2019. The Company expensed $149,037 and $420,642 for share-based compensation in the quarters ended March 31, 2020, and March 31, 2019, for its employees and nonemployees in the accompanying consolidated statements of operations.

The following table summarizes vesting for financial reporting purposes under GAAP of the Common Stock shares issued under the 2018 Plan:

	Shares of Common Stock
Vesting Dates	Employees	Consultants
December 31, 2018	—	185,000
January 1, 2019	750,000	—
March 31, 2019	—	150,000
June 30, 2019	300,000	—
Total vested at March 31, 2020	1,050,000	335,000

Note 8 – Income Taxes

As of December 31, 2019, the Company had approximately $3,248,000 of net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income and that begin to expire in 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the quarter ended March 31, 2020.

Note 9 – Capital Leases

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

Note 10 – Related-Party Transactions

Loans

The Company has received loans from its officers and directors from time to time since 2014. During the quarter ended March 31, 2020, the Company received loans of $60,239 from its officers and directors. During the quarter ended March 31, 2020, the Company repaid $10,603 of the loans. The balances of these loans at March 31, 2020, and December 31, 2019, was $676,796 and $627,162, respectively. All of these loans are non-interest-bearing and have no fixed maturity date. The Company expects to repay of these loans when cash flows become available.

Contracts

The Company makes capital lease payments for equipment, building lease payments, and products for resale from an entity owned by a related party, who is also one of its executive officers.

Payments made to the related party for the quarters ended March 31, 2020, and March 31, 2019, are as follows:

	Quarter Ended March 31,
	2020	2019

Capital lease payments	$—	$6,000
Building lease payments	21,521	25,921
Purchase of products for resale	26,942	30,221

Total paid to related party	$48,463	$62,142

Note 11 – Concentrations

For the quarter ended March 31, 2020, and March 31, 2019, one of the Company’s customers accounted for approximately 6% and 18% of sales, respectively.

For the quarter ended March 31, 2020, and March 31, 2019, the Company respectively purchased approximately 48% and 36% of its products from one distributor.

As of March 31, 2020, four of the Company's customers accounted for 29%, 28%, 14%, and 13% of accounts receivable. As of December 31, 2019, three of the Company's customers accounted for 34%, 21%, and 18% of its accounts receivables.

Note 12 – Commitments

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

Note 13 – Subsequent Events

In December 2019, an outbreak of a novel strain of coronavirus known as COVID-19 originated in Wuhan, China, and has spread to other countries, including the United States. On March 11, 2020, the World Health Organization declared the outbreak to be a pandemic. A number of jurisdictions in the United States, including the State of California, have declared a state of emergency. Further, the governor of the State of California, where the Company’s headquarters, all of its employees and the manufacturer of its Medtainer® products are located, has issued an executive order pursuant to that declaration mandating that all individuals living in the state stay at home or at their places of residence, except as needed to maintain the continuity of operations in certain sectors, in none of which the Company operates. As a result, for an unknown but possibly extended period, the following, among others, may be substantially and adversely affected to an extent that the Company cannot presently predict: the Company’s ability to conduct its operations, including its financial reporting systems, internal control over financial reporting and disclosure controls and procedures; its financial condition and results of operations; its capital and financial resources, including its liquidity; its balance sheet and its ability to account timely for those assets; demand for its products and services; the ability of its suppliers to manufacture and deliver the products that it sells; its ability to deliver its products; the valuation of its goodwill, intangible assets and long-lived assets; its ability to display and sell its products at trade shows and similar events; its ability to conduct meetings with existing and prospective customers and suppliers; the ability of the Company and its customers to meet their financial obligations to one another and to others; travel restrictions and border closures; and, if its employees were to contract coronavirus, their ability to work. The Company has been able to continue operating, but on a limited basis.

On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the Paycheck Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and pursuant to all regulations and guidance promulgated or provided by the Small Business Administration (the “SBA”) and other federal agencies that are now, or may become, applicable to the loan. The loan bears interest at the rate of 1% per annum and has a 2-year term. On June 5, 2020, the CARES Act was amended by the Paycheck Protection Program Flexibility Act of 2020.

Under the CARES Act, as so amended,

•	The loan will be forgiven if its proceeds are used for payroll, mortgage interest, rent, and utilities during the 24-week period beginning on May 4, 2020, although the Company may elect to utilize the 8-week period that was in effect prior to the amendment (such 24- or 8-week period being the “covered period”). The Company has not determined whether it will make this election. The amount of loan forgiveness will be reduced if less than 60% of the funds is expended for payroll over the covered period.

•	No interest or principal will be required until the date on which the amount of forgiveness determined is remitted to the lender, although interest will continue to accrue over this deferral period. After the deferral period and after taking into account any loan forgiveness applicable to the loan pursuant to the program, as approved by the SBA, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining loan term, in the amount and according to the payment schedule provided by the lender.

•	Under the amendment to the CARES Act, the Company may apply to the lender to extend the term of the loan to 5 years and expects to do so, but no assurance can be given that the lender will agree to the extension.

•	The Company may delay the payment of employer payroll taxes until December 31, 2021, with respect to up to 50% of the amounts due and December 31, 2022, with respect to the remaining amounts due up to 50%.

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

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as at March 31, 2020, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on May 28, 2020. Further, the Company urges caution with respect to the forward-looking statements that are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors set forth in the section captioned “Risk Factors” in Part II, Item 1A, of this report, as well as other cautionary language in this report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the results discussed in forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

Overview

As indicated in Note 3 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 –. Financial Statements, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has generated material operating losses since inception and its ability to continue as a going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling cost of goods sold and operation expenses, negotiating extensions of existing loans, and raising either debt or equity financing. The Covid-19 pandemic is expected materially to impede the execution of the Company’s operating plan.

On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the Paycheck Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and pursuant to all regulations and guidance promulgated or provided by the Small Business Administration (the “SBA”) and other federal agencies that are now, or may become, applicable to the loan. The loan (the “PPP Loan”) bears interest at the rate of 1% per annum and has a 2-year term. On June 5, 2020, the CARES Act was amended by the Paycheck Protection Program Flexibility Act of 2020.

Under the CARES Act, as so amended,

•	The loan will be forgiven if its proceeds are used for payroll, mortgage interest, rent, and utilities during the 24-week period beginning on May 4, 2020, although the Company may elect to utilize the 8-week period that was in effect prior to the amendment (such 24- or 8-week period being the “covered period”). The Company has not determined whether it will make this election. The amount of loan forgiveness will be reduced if less than 60% of the funds is expended for payroll over the covered period. Because the Company may not require a number of employees such that it would expend these funds for payroll to that extent, a substantial portion of the loan may not be forgiven. However, loan forgiveness will be determined without regard to a proportional reduction in the number of “full-time equivalent employees” if the Company in good faith documents (i) both the inability to rehire persons who were employees on February 15, 2020, and the inability to hire similarly qualified employees for unfilled positions on or before December 31, 2020, or (ii) its inability to return to the same level of business activity at which it operated at or before February 15, 2020, due to compliance with requirements established or guidance issued by the Department of Health and Human Services, the Centers for Disease Control or the Occupational Safety and Health Administration from March 1, 2020, through December 31, 2020, related to the maintenance of standards for sanitation, social distancing, or any other worker or customer safety requirement related to COVID-19. The amount of the loan to be forgiven and other terms of the loan may also be affected by regulations and interpretations that have not yet been adopted or, if presently adopted, are changed.

•	No interest or principal will be required until the date on which the amount of forgiveness determined is remitted to the lender, although interest will continue to accrue over this deferral period. If the Company fails to apply for forgiveness within 10 months of the last day of the covered period, payments of principal, interest, and fees will begin on the day which is not earlier than the date that is 10 months after the last day of the covered period. After the deferral period and after taking into account any loan forgiveness applicable to the loan pursuant to the program, as approved by the SBA, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining loan term, in the amount and according to the payment schedule provided by the lender.

•	Under the amendment to the CARES Act, the Company may apply to the lender to extend the term of the loan to 5 years and expects to do so, but no assurance can be given that the lender will agree to the extension.

•	The Company may delay the payment of employer payroll taxes until December 31, 2021, with respect to up to 50% of the amounts due and December 31, 2022, with respect to the remaining amounts due up to 50%.

On May 21, 2020, the Company issued 20,000,000 Shares of Common Stock to an unrelated party in consideration of $200,000.

Notwithstanding the loan and issuance of Common Stock described in the previous two paragraphs, the Company needs a substantial amount of additional capital to fund its business, including expansion of its operations, and for payment of its debts, in addition to the capital raised through the. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs and the Company may need to take certain measures to remain a going concern. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted, or it could be forced to terminate operating.

Impact of the Covid-19 Pandemic

The Covid-19 pandemic, its disruption of the Company’s business and its effect on the economy generally have adversely impacted and constitute a material risk to the Company. See Part II, Item 1A – Risk Factors. The Company’s business, financial condition, results of operations and liquidity have been and will continue for an indefinite period to be substantially and adversely affected by this pandemic.”

The Company believes that its results for the quarter ended March 31, 2020, were affected, to an unascertainable extent, by the Covid-19 pandemic. The Company further believes that its results for the quarter ending June 30, 2020, for the balance of 2020 and perhaps beyond will continue to be affected by the Covid-19 pandemic to a material but presently unquantifiable extent. In particular, while the Company has reduced its expenses substantially, as described below, it expects to record substantial operating and net losses for these periods.

As of June 19, 2020, year-to-date revenues were approximately $849,000, cost of sales $398,000 and operating expenses $806,000. At that date, the Company had a cash balance of approximately $167,000 and receivables of $128,000, which is insufficient for it to meet its current obligations. These receivables may be collected more slowly than prescribed by their payment terms and some may prove to be uncollectible.

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

Results of Operations

Comparison of the Quarter ended March 31, 2020, and March 31, 2019

The following table sets forth information from the statements of operations for the quarter ended March 31, 2020, and March 31, 2019.

	Quarter Ended March 31,
	2020	2019
Revenues	$556,129	$604,437
Cost of sales	(275,989)	(263,159)
Gross profit	280,140	341,278

Operating expenses	603,779	802,952
Gain (Loss) from operations	(323,639)	(461,674)
Non-operating income (expense):
Interest expense	(9,753)	(9,884)
Net income (loss)	$(333,392)	$(471,558)

Revenue

Revenue was $556,129 and $604,437 for the quarter ended March 31, 2020, and March 31, 2019, respectively. This decrease in revenues was due to a $62,715 decrease in revenues from containers, $8,254 decrease in revenues from printing and $1,766 decrease in revenues from plastic lighter holders. This decrease in revenues was partially offset by a $45,817 increase in revenues from humidity packs.

Cost of Sales

Cost of sales for the quarters ended March 31, 2020, and March 31, 2019, were $275,989 and $263,159, respectively. This increase in cost of sales was primarily due to a $36,789 increase in the cost of sales of humidity packs. This increase in cost of sales was partially offset by a $12,388 decrease in cost of sales of containers.

Operating Expenses

Operating expenses for the quarters ended March 31, 2020, and March 31, 2019, consisted of the following:

	Quarter ended March 31
	2020	2019
Advertising and marketing expense	$13,349	$15,673
Depreciation and amortization expense	24,674	27,824
Professional fees	64,890	3,829
Share-based compensation	149,037	420,642
Payroll expenses	285,298	293,357
General and administrative expenses	66,531	41,627

Total operating expenses	$603,779	$802,952

Operating expenses for the quarters ended March 31, 2020, and March 31, 2019, were $603,779 and $802,952, respectively. The decrease in operating expenses is attributable to a $271,605 decrease in share-based compensation, a $8,059 decrease in payroll expense and a $2,324 decrease in advertising and marketing expense. These decreases were offset by a $24,904 increase in general and administrative expense, due to a $61,061 increase for professional fee expenses.

Loss from Operations

Loss from operations decreased from a loss of $461,674 for the quarter ended March 31, 2019, to a loss of $323,639 for the quarter ended March 31, 2020, primarily due to the decrease in sales and increase in cost of goods sold and a decrease in operating expenses that principally resulted from a decrease of $271,604 in share-based compensation, offset by an increase of $85,964 in general and administrative expense.

Interest Expense

For the quarters ended March 31, 2020, and March 31, 2019, interest expense was $9,753 and $9,884, respectively.

Net Income (Loss)

The net loss for the quarter ended March 31, 2020, was $333,392 ($149,038 of which was noncash expense for share-based compensation), versus a net loss of $471,558 for the quarter ended March 31, 2019. As more fully described above, the principal reason for this difference was the decrease of $271,604 in share-based compensation, a decrease of $3,149 in depreciation expense, together with the decrease in sales and the increase in cost of sales.

Liquidity and Capital Resources

At March 31, 2020, the Company had $31,377 in cash and accounts receivable of $129,405. At March 31, 2020, and December 31, 2019, the Company had negative working capital of $1,656,674 and $1,498,111, respectively. As of March 31, 2020, the Company had no commitments for capital expenditures. As of March 31, 2020, the Company had inventory of approximately 59,000 units of Medtainer® products and approximately 64,000 units of other products.

During the quarter ended March 31, 2020, the Company experienced negative cash flow from operations of $36,239 while adding $49,634 of cash flows from financing activities. Cash provided in operating activities was $43,983 for the quarter ended March 31, 2019, while adding $30,381 of cash flow from financing activities. Cash provided by operating activities was primarily a result of the Company’s increase in operating liabilities, which was offset by a decrease in customer deposits. Cash provided from financing activities increased from $30,381 for the quarter ended ended March 31, 2019, to $49,634 for the quarter ended March 31, 2020, primarily due to an increase in proceeds from stockholder loans.

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

In addition to $137,690 from the PPP Loan, the Company received $200,000 from the sale of 20,000,000 shares of Common Stock to a private investor on May 21, 2020. The Company believes that most of the proceeds of the PPP Loan and the sale of shares will not be expended to reduce its existing obligations. The Company also believes that it will require approximately $1,300,000 in additional funding for the next 12 months, including approximately $600,000 to repay loans and interest that are past due, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case, the amount of such funding will be reduced, but cannot give assurance as to the extent that it will be successful. The Company plans to fund its activities through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. There is no assurance that such the funding will be available on acceptable terms, or available at all. If the Company is unable to raise sufficient funds when required or on acceptable terms, it may have to reduce significantly, or discontinue, its operations. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, the Company requires substantial additional capital. In the event that it cannot raise such capital, it may have to curtail its operations or could fail.

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

See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Impact of the Covid-19 Pandemic for further information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 21, 2020, the Company issued 20,000,000 Shares of Common Stock to an unrelated party in consideration of $200,000. The shares are restricted securities, as defined in Rule 144, promulgated under the Securities and were offered and sold without registration under the Securities Act in reliance on the exemption from registration afforded by Section 4(a)(2) thereof and by Rule 506(c) promulgated thereunder, inasmuch as the sale was a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Title

10.1	Separation Agreement, dated as of June 15, 2020, by and between the Registrant and Curtis Fairbrother. Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 24, 2020

By: /s/ Douglas Heldoorn

Douglas Heldoorn

Principal Executive Officer and Principal Accounting Officer