Form 10-Q
period 2020-06-30
MEDTAINER, INC.
filed 2020-08-14
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from____to____

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

As of August 14, 2020, there were 77,085,272 shares of the Registrant’s Common Stock outstanding.

MEDTAINER, INC.
QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended June 30, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDTAINER, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$182,781	$17,982
Accounts receivable	74,577	108,836
Inventories	106,790	85,215
Prepaid expenses	—	8,697
TOTAL CURRENT ASSETS	364,148	221,000

Property and equipment, net of accumulated depreciation of $128,634 and $118,459, respectively	25,109	35,280
Intangible assets, net of accumulated amortization of $166,726 and $126,322	1,365,274	1,405,678
Goodwill	1,020,314	1,020,314
Security deposits	7,699	7,699
TOTAL ASSETS	$2,782,544	$2,689,971

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$301,367	$234,635
Accrued interest payable	131,106	142,464
Payroll liabilities payable	249,640	162,409
Customer deposits payable	80,603	97,310
Convertible notes payable	81,172	81,172
Notes and loan payable	431,934	373,959
Loan payable - stockholder	417,843	627,162
TOTAL CURRENT LIABILITIES	1,693,665	1,719,111

LONG –TERM LIABILITIES:
Paycheck Protection Program loan	79,715	—
Loan payable - stockholder	130,550	—
TOTAL LONG –TERM LIABILITIES	210,265	—

TOTAL LIABILITIES	1,903,930	1,719,111

STOCKHOLDERS’ EQUITY
Preferred stock, without par value, issuable in series, 10,000,000 shares authorized: none issued	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized: 77,085,272 issued and outstanding shares at June 30, 2020, and 56,700,979 issued and outstanding shares outstanding at December 31, 2019	770	567
Additional paid-in capital	6,403,529	5,905,656
Accumulated deficit	(5,525,685)	(4,935,363)
TOTAL STOCKHOLDERS’ EQUITY	878,614	970,860
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,782,544	$2,689,971

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$293,040	$431,627	$849,169	$1,036,064

Cost of sales	142,057	208,325	418,046	471,484

Gross Profit	150,983	223,302	431,123	564,580

Operating expenses:
Advertising and marketing expense	(2,022)	11,962	11,327	27,634
Bad debt	32,470	—	32,470	—
Depreciation and amortization expense	23,847	27,824	48,521	55,647
Professional fees	30,520	61,655	95,410	80,484
Share-based compensation	149,039	149,038	298,076	569,680
Payroll expenses	123,748	305,652	409,046	599,009
General and administrative expenses	51,057	35,207	117,588	61,836
Total operating expenses	408,659	591,338	1,012,438	1,394,290

Loss from operations	(257,676)	(368,036)	(581,315)	(829,710)

Non-operating income (expense)
EIDL grant proceeds	10,000	—	10,000	—
Interest expense	(9,254)	(9,601)	(19,007)	(19,485)
Total non-operating income (expense)	746	(9,601)	(9,007)	(19,485)

Loss before income taxes	(256,930)	(377,637)	(590,322)	(849,195)
Income tax provision	—	—	—	—

Net loss	$(256,930)	$(377,637)	$(590,322)	$(849,195)

Basic loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	66,237,263	56,402,635	61,512,194	56,328,048

Diluted weighted average common shares outstanding	66,621,424	57,000,978	61,898,004	57,000,150

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(590,322)	$(849,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,171	15,243
Share-based compensation	298,076	569,680
Amortization expense	40,404	40,404
Bad debt	32,470	—
Decrease (increase) in operating assets:
Accounts receivable	1,789	19,287
Inventories	(21,575)	(8,974)
Prepaid expenses	8,967	(2,049)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	66,732	58,417
Accrued interest payable	(11,358)	19,006
Payroll liabilities payable	87,231	8,434
Customer deposits payable	(16,707)	44,506
NET CASH USED IN OPERATING ACTIVITIES	(94,122)	(85,241)

INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,165)
NET CASH USED IN INVESTING ACTIVITIES	—	(1,165)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	200,000	—
Proceeds from Paycheck Protection Program	137,690	—
Principal payments on capital lease obligations	—	(9,522)
Proceeds from stockholder loan	164,978	386,265
Repayment of stockholder loan	(243,747)	(254,603)
NET CASH PROVIDED BY FINANCING ACTIVITIES	258,921	122,140

INCREASE IN CASH	164,799	35,734

CASH – BEGINNING OF PERIOD	17,982	17,374

CASH – END OF PERIOD	$182,781	$53,108

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019:

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances – December 31, 2018	55,499,106	$555	$5,034,636	$(3,526,913)	$1,508,278

Common stock issued in reverse split	1,873	—	—	—	—

Stock-based compensation	900,000	9	420,633	—	420,642

Net loss	—	—	—	(471,558)	(471,558)

Balances – March 31, 2019	56,400,979	564	5,455,269	(3,998,471)	1,457,362

Stock-based compensation	300,000	3	149,035	—	149,038

Net loss	—	—	—	(377,637)	(377,637)

Balances at June 30, 2019	56,700,979	$567	$5,604,304	$(4,376,108)	$1,228,763

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020:

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances – December 31, 2019	56,700,979	$567	$5,905,656	$(4,935,363)	$970,860

Stock-based compensation	—	—	149,037	—	149,037

Net loss	—	—	—	(333,392)	(333,392)

Balances – March 31, 2020	56,700,979	567	6,054,963	(5,268,755)	786,505

Issuance of common stock in private placement	20,000,000	200	199,800	—	200,000

Stock-based compensation	300,000	3	149,036	—	149,039

Adjustment for fractional shares issued	84,293	—	—	—	—

Net loss	—	—	—	(256,930)	(256,930)

Balances at June 30, 2020	77,085,272	$770	$6,403,529	$(5,525,685)	$878,614

The accompanying notes are an integral part of these financial statements.

MEDTAINER, INC.

Notes to Financial Statements
June 30, 2020

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

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as at June 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 28, 2020.

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

Accounts Receivable

Included in accounts receivable on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, the allowance for doubtful accounts was $0 as of June 30, 2020, and December 31, 2019. At June 30, 2020, the Company recorded $32,470 in bad debt. At June 30, 2019, the Company did not record an expense for bad debt.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined on a straight-line basis over the useful lives of the assets. For furniture and fixtures, the useful life is 5 years, Leasehold improvements are depreciated over a 2-year lease term. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized, but are evaluated for impairment annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company records intangible assets at fair value, estimated using a discounted cash flow approach. The Company amortizes intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the assets will be utilized. Amortization is recorded over estimated useful lives ranging from 14 to 20 years. The Company reviews intangible assets subject to amortization quarterly to determine whether any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company will write down its carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Consistent with the prior year, the Company conducted its annual impairment test of goodwill during the fourth quarter of the year ended December 31, 2019. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The estimate of fair value requires significant judgment.

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

There was no impairment of intangible assets, long-lived assets or goodwill during the six months ended June 30, 2020.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria, which include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 20 l4-09, Revenue from Contracts with Customers (Topic 606), which superseded all existing revenue recognition requirements, including most industry specific guidance. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for them. FASB subsequently issued the following amendments to ASU No. 2014-09, which had the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 20l6-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments (collectively, the “new revenue standards”) with ASU 2014-09.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, or when they are shipped to that customer, in an amount that reflects the consideration it expects to receive in exchange for them. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies its performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which typically occurs upon shipment or delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

The following table summarizes revenue from contracts with customers for the quarter ended June 30, 2020, and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue	$289,062	$383,873	$831,936	$1,000,085
Service revenue	3,978	47,754	17,233	35,979
Total revenue	$293,040	$431,627	$849,169	$1,036,064

Share-Based Payments

In June 2018, FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments made to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance became effective for the Company as of January 1, 2019. Based on the completed analysis, the Company has determined that the guidance did not have a material impact on the financial statements.

Fair Value Measurements

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of their short-term nature. The carrying amounts of the Company’s short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

ASC Topic 740.10.30 clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has no material uncertain tax positions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts. Also, the Company has not experienced losses on accounts receivable and management believes that the Company is not exposed to significant risks with respect to them.

Accounting for Leases

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of lease liabilities representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to enable the assessment of the amount, timing and uncertainty of cash flows arising from leasing arrangements. This ASU became effective for the Company on January 1, 2019. The Company entered into a 24-month equipment lease in May 2017, which had only five remaining payments of $2,000 each as of December 31, 2018; therefore, the Company determined that the impact of this guidance is immaterial. The Company also had entered into a building lease September 1, 2018, which expired August 31, 2019. The building lease was renewed on September 1, 2019 and expires on August 31, 2020. The Company is currently renegotiating an extension of this lease for another term. Because the building lease has an initial term of 12 months or less and there is no assurance that the Company will remain in the building after the lease term expires, the Company has concluded that this ASU does not apply to this lease.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2020, the Company had a working capital deficit of $1,329,517. In addition, the Company has generated operating losses since inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling operation expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that the Company will be able to increase sales or to obtain or extend financing on terms acceptable to us or at all or successfully execute any of the other measures set forth in the previous sentence.

Note 4 – Intangible Assets

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company has intangible assets subject to amortization as described in the next paragraph. Their costs were included in intangible assets on the balance sheet and are amortized as indicated in the next paragraph.

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

Balances at June 30, 2020:

Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
Certain U.S. patents	15 years	$435,000	$(58,829)	$376,170
Certain U.S. patents	15 years	435,000	(56,614)	378,386
Certain Canadian patents	20 years	260,000	(26,691)	233,309
Certain European patents	14 years	30,000	(4,305)	25,695
Molds	15 years	150,000	(20,287)	129,713
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible Totals		$1,532,000	$(166,726)	$1,365,274
Goodwill		$1,020,314	$—	$1,020,314

Balances at December 31, 2019:

Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
Certain U.S. patents	15 years	$435,000	$(44,571)	$390,429
Certain U.S. patents	15 years	435,000	(42,895)	392,105
Certain Canadian patents	20 years	260,000	(20,224)	239,776
Certain European patents	14 years	30,000	(3,262)	26,738
Molds	15 years	150,000	(15,370)	134,630
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible Totals		$1,532,000	$(126,322)	$1,405,678
Goodwill		$1,020,314	$—	$1,020,314

Note 5 – Convertible Notes Payable and Promissory Notes Payable

As of June 30, 2020, and December 31, 2019, the Company had the following notes outstanding:

	June 30, 2020		December 31, 2019
		Accrued		Accrued
	Principal	Interest	Principal	Interest
Convertible Notes Payable (a)
July 2014 $75,000 Note convertible into common stock at $5.00 per share, 10% interest, currently in default	$66,172	$27,020	$66,172	$23,712
July 2014 $15,000 Note convertible into common stock at $5.00 per share, 10% interest, currently in default	15,000	9,875	15,000	9,125
	$81,172	$36,895	$81,872	$32,837

Notes Payable
November 2014 $300,000 Note, 10% interest, due February 2019, currently in default (b)	$298,959	19,211	$298,959	$34,627
August 2015 $75,000 Note, with a one-time interest charge of $75,000, currently in default (c)	75,000	75,000	75,000	75,000
	$373,959	$94,211	$373,959	$109,627
Total	$455,131	$131,106	$455,831	$142,464

a.	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000. Payments of $8,828 have been made on these notes as of March 31, 2019. These notes are convertible into shares of the Company’s common stock at a conversion price of $5.00 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% nominal annual rate.

b.	On November 3, 2014, the Company made a promissory note in the principal amount of $300,000 in favor of an unrelated person (the “Old Note”). On February 22, 2018, the Company repaid $100,000 on the principal of the Old Note and made a new promissory note, dated February 22, 2018, in the principal amount of $298,959 in favor of said party (the “New Note”) in satisfaction of the Old Note, which principal amount comprised the unpaid principal amount of $200,000 due on the Old Note after the repayment, and $98,959 of accrued interest on the Old Note. At June 30, 2020, accrued interest on this note was $19,211. The outstanding balance of this note was $298,959 at June 30, 2020, and December 31, 2019. The New Note was due on February 22, 2019. This note is in default and the Company is negotiating an extension. The Company made interest payments in the amount of $20,182 and $30,364 to the noteholder during the 12 months ended December 31, 2019, and the six months ended June 30, 2020, respectively.

c.	On August 15, 2015, the Company made a promissory note in the amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it is not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date for the balance. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of interest accrued on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. At June 30, 2020, and December 31, 2019, the note had a balance of $75,000 in addition to the $75,000 fee included in accrued interest.

Note 6 – Paycheck Protection Loan

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

On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690, of which $57,955 is considered a current liability and is included in the Company’s notes and loan payable balance, pursuant to the terms of the Paycheck Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and pursuant to all regulations and guidance promulgated or provided by the Small Business Administration (the “SBA”) and other federal agencies that are now, or may become, applicable to the loan. The loan bears interest at the rate of 1% per annum and has a 2-year term. On June 5, 2020, the CARES Act was amended by the Paycheck Protection Program Flexibility Act of 2020.

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

Note 7 – Stockholders’ Equity

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

In the quarter ended June 30, 2020, the Company reconciled the effects of fractional shares to the number of shares held as outstanding by the stock transfer agent and reflected the net difference of 84,293 shares in the statement of stockholders’ equity.

Note 8 – Share-Based Compensation

The Company’s 2018 Incentive Award Plan (the “2018 Plan”) became effective on December 1, 2018. Under the 2018 Plan, the Company was authorized to award up to 2,000,000 shares of common stock as incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of compensation to employees, directors and consultants. In addition, the 2018 Plan provides for the grant of performance cash awards to employees, directors and consultants. All these shares were reserved on that date.

On December 1, 2018, 1,350,000 shares of common stock were awarded to employees in the form of restricted shares and 335,000 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.01 per share. As of December 31, 2019, 335,000 shares awarded to consultants were vested and 1,050,000 of the shares awarded to employees were vested. During the quarter ended June 30, 2020, all of the shares awarded to employees were vested.

The Company made no awards in any other form during the three and six months ended June 30, 2020, and June 30, 2019. The Company expensed $149,039 and $149,038 for share-based compensation in the three months ended June 30, 2020, and June 30, 2019, for its employees and nonemployees in the accompanying consolidated statements of operations. For the six months ended June 30, 2020, and June 30, 2019, the Company expensed $298,076 and $569,680, respectively.

The following table summarizes vesting for financial reporting purposes under GAAP of the Common Stock shares issued under the 2018 Plan:

	Shares of Common Stock
Vesting Dates	Employees	Consultants
December 31, 2018	—	185,000
January 1, 2019	750,000	—
March 31, 2019	—	150,000
June 30, 2019	300,000	—
June 30, 2020	300,000	—
Total vested at June 30, 2020	1,350,000	335,000

Note 9 – Income Taxes

As of December 31, 2019, the Company had approximately $3,248,000 of net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income and begin to expire in 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the quarter ended June 30, 2020.

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

Note 11 – Related-Party Transactions

Loans

The Company has received loans from its officers and directors from time to time since 2014. During the six months ended June 30, 2020, the Company received loans of $164,978 from its officers and directors and repaid $243,747. The balances of these loans at June 30, 2020, and December 31, 2019, were $548,393 and $627,162, respectively. At June 30, 2020, the balance of one of these loans was $174,066, which bears interest at the Applicable Federal Rate, and is to be repaid commencing January 1, 2020, in equal monthly payments until its maturity on December 1, 2023. The balance of the other loan is non-interest-bearing and has no fixed maturity date; the Company expects to repay this loan when cash flows become available.

Contracts

The Company has made capital lease payments for equipment, building lease payments, and products for resale from an entity owned by a related party, who is also one of its executive officers.

Payments made to the related party for the six months ended June 30, 2020, and June 30, 2019, are as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019
Capital lease payments	$—	$10,000
Building lease payments	53,882	51,843
Purchase of products for resale	27,992	52,089
Total paid to related party	$81,874	$113,932

Note 12 – CONCENTRATIONS

For the six months ended June 30, 2020, the Company purchased approximately 52% and 25% of its products for cost of goods sold from two distributors. For the six months ended June 30, 2019, the Company purchased approximately 43% and 28% of its products for cost of goods sold from two distributors.

For the three months ended June 30, 2020, the Company purchased approximately 58% and 33% of its products for cost of goods sold from two distributors. For the three months ended June 30, 2019, the Company purchased approximately 49% and 27% of its products for cost of goods sold from two distributors.

As of June 30, 2020, three of the Company’s customers accounted for 50%, 14% and 13%, respectively, of its accounts receivable balance. As of December 31, 2019, three of the Company’s customers accounted for 34%, 21% and 18%, respectively, of its accounts receivable balance.

Note 13 – COMMITMENTS

The Company was committed under an operating lease for its premises, under which it made monthly payments of $7,500, plus 100% of operating expenses, until the lease expired June 30, 2018. On September 1, 2018, the Company entered a new operating lease with an entity owned by a related party (see Note 10) calling for monthly payments of $8,641, plus 100% of operating expenses, for a term expiring on August 31, 2019. On September 1, 2019, the lease of the Company’s premises was amended such that it expires on August 31, 2020, and the rent thereunder was increased to $8,967 per month. The Company is currently renegotiating an extension of this lease for another term.

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

Note 14 – SUBSEQUENT EVENTS

On July 30, 2020, the Company filed a certificate of amendment with the Secretary of State of the State of Florida, pursuant to which a series of 1,000,000 of its 10,000,000 shares was created, which Series is named Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of this Series A Preferred Stock is convertible into 18 shares of common stock, has the dividend and distribution rights and redemption rights of the shares of common stock into which it is convertible, is not redeemable and has voting power equal to the combined voting power of all other of classes and series of the Company’s capital stock.

On July 31, 2020 the Company entered into an Employment Agreement with its chief executive officer. Under this agreement, which has a 5-year term beginning August 1, 2020, he will receive an initial salary of $195,000 per year; will be entitled to an annual incentive based on the Company’s performance and other criteria determined by the Board of Directors, not to exceed 20% of the sum of the Company’s net income plus certain non-cash expenses for each year; and will be eligible for long-term compensation and other benefits to the same extent as other senior executives. Under the Employment Agreement, the Company agreed to exchange 18,000,000 of his shares of common stock for 1,000,000 shares of Series A Preferred Stock; upon the consummation of this exchange, these shares, together with his 1,230,000 remaining shares of common stock, will give him voting control of the Company. In the event that his employment is terminated by him for Good Reason or by the Company otherwise than for Cause, he will be entitled to receive 2.99 time his then current salary as severance pay, pro rata annual incentive, vesting of awards under long-term plans and certain heathcare and disability benefits. In the event of his disability, he will be entitled to benefits similar to those described in the previous sentence, but not to severance pay. The Employment Agreement defines “Good Reason” as any of the following events: (i) the Board’s materially and adversely changing his duties, authority or responsibilities, otherwise than as permitted by The Employment Agreement, (ii) the Board’s requiring him to report to any person or body other than the Board, (iii) the Board’s or the Company’s reducing his base salary or incentive opportunities, (iv) the Company’s relocating its principal place of business so as to result in an increase in the Executive’s one-way commute of more than thirty (30) miles, (v) prior to August 1, 2021, the Company’s failure to pay his base salary to the extent that the Company is able to do while meeting its current trade obligations or (vi) on and after August 1, 2021, the Company’s failure to pay his base salary earned on and after that date as and when due. The events described in clauses (i)-(iv) may be cured, but those described in clauses (v) and (vi) may not be cured. The Employment Agreement defines “Cause” as (i) his conviction of or entry of a plea of guilty or nolo contendere to any felony involving moral turpitude, fraud, theft, breach of trust or other similar acts, that has a substantial and adverse effect on his qualifications or ability to perform his duties, (ii) his engaging in conduct constituting willful misconduct, gross negligence or fraud that results in significant economic harm to the Company or (iii) after February 28, 2021, his continued failure substantially to perform his duties, if such failure is not remedied within 45 days after he receives from the Board written notice thereof, specifying in reasonable detail the particulars of such continued failure.

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

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of June 30, 2020, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 28, 2020. Further, the Company urges caution with respect to the forward-looking statements that are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors set forth in the section captioned “Risk Factors” in Part II, Item 1A, of this report, as well as other cautionary language in this report, describe such risks, uncertainties and factors that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the results discussed in forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

Overview

As indicated in Note 3 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 –. Financial Statements, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company has generated material operating losses since inception and its ability to continue as a going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products while introducing additional products and services, controlling cost of goods sold and operation expenses, negotiating extensions of existing loans, and raising either debt or equity financing. The Covid-19 pandemic has materially impeded, and is expected to continue materially to impede, the execution of the Company’s operating plan.

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

Under the CARES Act, as so amended,

●	The loan will be forgiven if its proceeds are used for payroll, mortgage interest, rent, and utilities during the 24-week period beginning on May 4, 2020, although the Company may elect to utilize the 8-week period that was in effect prior to the amendment (such 24- or 8-week period being the “covered period”). The Company has not determined whether it will make this election. The amount of loan forgiveness will be reduced if less than 60% of the funds is expended for payroll over the covered period. Because the Company may not require a number of employees such that it would expend these funds for payroll to that extent, a substantial portion of the loan may not be forgiven. However, loan forgiveness will be determined without regard to a proportional reduction in the number of “full-time equivalent employees” if the Company in good faith documents (i) both the inability to rehire persons who were employees on February 15, 2020, and the inability to hire similarly qualified employees for unfilled positions on or before December 31, 2020, or (ii) its inability to return to the same level of business activity at which it operated at or before February 15, 2020, due to compliance with requirements established or guidance issued by the Department of Health and Human Services, the Centers for Disease Control or the Occupational Safety and Health Administration from March 1, 2020, through December 31, 2020, related to the maintenance of standards for sanitation, social distancing, or any other worker or customer safety requirement related to COVID-19. The amount of the loan to be forgiven and other terms of the loan may also be affected by regulations and interpretations that have not yet been adopted or, if presently adopted, are changed.

●	No interest or principal will be required until the date on which the amount of forgiveness determined is remitted to the lender, although interest will continue to accrue over this deferral period. If the Company fails to apply for forgiveness within 10 months of the last day of the covered period, payments of principal, interest, and fees will begin on the day which is not earlier than the date that is 10 months after the last day of the covered period. After the deferral period and after taking into account any loan forgiveness applicable to the loan pursuant to the program, as approved by the SBA, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining loan term, in the amount and according to the payment schedule provided by the lender.

●	The Company may apply to the lender to extend the term of the loan to 5 years and expects to do so, but no assurance can be given that the lender will agree to the extension.

●	The Company may delay the payment of employer payroll taxes until December 31, 2021, with respect to up to 50% of the amounts due and December 31, 2022, with respect to the remaining amounts due up to 50%.

On May 21, 2020, the Company issued 20,000,000 Shares of Common Stock to an unrelated party in consideration of $200,000.

Notwithstanding the PPP Loan and the issuance of Common Stock described above, the Company needs a substantial amount of additional capital to fund its business, including expansion of its operations, and for payment of its debts, in addition to the capital raised through the sale of Common Stock. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs and the Company may need to take certain measures to remain a going concern. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted, or it could be forced to terminate operating.

Impact of the Covid-19 Pandemic

The Covid-19 pandemic, its disruption of the Company’s business and its effect on the economy generally have adversely impacted and constitute a material risk to the Company. See Part II, Item 1A – Risk Factors. The Company’s business, financial condition, results of operations and liquidity have been and will continue for an indefinite period to be substantially and adversely affected by this pandemic.

The Company believes that its results for the quarter ended June 30, 2020, were affected, to an unascertainable extent, by the Covid-19 pandemic. The Company further believes that its results for the quarter ending June 30, 2020, for the balance of 2020 and perhaps beyond will continue to be affected by the Covid-19 pandemic to a material but presently unquantifiable extent. In particular, while the Company has reduced its expenses substantially, as described below, it expects to record substantial operating and net losses for these periods.

As of August 11, 2020, year-to-date revenues were approximately $1,216,509, cost of sales $569,632 and operating expenses $1,103,359. At that date, the Company had a cash balance of approximately $201,087 and receivables of $101,442, which is insufficient for it to meet its current obligations. These receivables may be collected more slowly than prescribed by their payment terms and some may prove to be uncollectible.

To mitigate losses during the Covid-19 pandemic and the ensuing recovery period, the Company has furloughed or terminated most of its 18 employees, such that it now has 3 employees, including officers, and 3 independent contractors, which are the minimum necessary to maintain limited operations. Its executive officer has waived his salaries from April 15, 2020, through August 1, 2020, and have agreed to a reduced salary for an undetermined time. In addition, the Company is deferring employer payroll taxes, as permitted by the CARES Act. The Company is also purchasing from Polymation fewer Medtainers® than required under the Production Contract; while doing so has enabled the Company to preserve cash, it also subjects it to claims for breach of that agreement.

Results of Operations

Comparison of the Three Months Ended June 30, 2020, and June 30, 2019

The following table sets forth information from the statements of operations for the three months ended June 30, 2020, and June 30, 2019.

	Three Months Ended
	June 30, 2020	June 30, 2019
Revenues	$293,040	$431,627
Cost of goods sold	(142,057)	(208,325)
Gross Profit	150,983	223,302

Operating expenses	408,659	591,338
Loss from operations	(257,676)	(368,036)

Non-operating income (expense):
Economic Injury Disaster Loan grant	10,000	—
Interest expense	(9,254)	(9,601)
Net loss	$(256,930)	$(377,637)

Sales

Sales were $293,040 and $431,627 for the three months ended June 30, 2020, and June 30, 2019, respectively. This decrease was primarily due to a $87,233 decrease in sales of containers, $28,382 decrease in sales of lighters, $12,723 decrease in sales of plastic lighter holders, and $9,967 decrease in printing sales. This decrease was partially offset by a $10,453 increase in sales of humidity packs.  The Company believes that these decreases were due principally to the Covid-19 pandemic.

Cost of Sales

Cost of sales were $142,057 and $208,325 for the three months ended June 30, 2020, and June 30, 2019, respectively. This decrease in cost of sales was primarily due to a $14,087 decrease in the cost of lighters, $12,391 decrease in the cost of containers, $10,100 decrease in cost of freight and shipping and a $6,018 decrease in the cost of plastic lighter holders. This decrease in cost of sales was partially offset by a $8,691 increase in the cost of humidity packs.

Operating Expenses

Operating expenses for the three months ended June 30, 2020, and June 30, 2019, consisted of the following:

	Three Months Ended
	June 30, 2020	June 30, 2019
Advertising and marketing expense	$(2,022)	$11,962
Bad debt expense	32,470	—
Depreciation and amortization expense	23,847	27,824
Professional fees	30,520	61,655
Share-based compensation	149,038	149,038
Payroll expenses	123,748	305,652
General and administrative expenses	51,057	35,207
Total operating expenses	$408,659	$591,338

Operating expenses were $408,659 and $591,338 for the three months ended June 30, 2020, and June 30, 2019, respectively. The decrease in operating expenses is attributable to a $181,904 decrease in payroll expenses, a $31,135 decrease in professional fees, a $13,984 decrease in advertising and marketing and a $4,000 decrease in depreciation and amortization expense. This decrease was partially offset by a $32,470 increase in bad debt and a $15,850 increase in general and administrative expense.

Loss from Operations

Loss from operations decreased from a loss of $368,036 for the three months ended June 30, 2019, to a loss of $257,676 for the three months ended June 30, 2020. The decrease in loss from operations was primarily due to the decrease in cost of goods and operating expenses.

Other Income (Expense)

For the three months ended June 30, 2020, the Company received an Economic Disaster Injury Loan grant of $10,000. For the three months ended June 30, 2020, and June 30, 2019, interest expense was $9,254 and $9,601, respectively.

Net Loss

The net loss for the three months ended June 30, 2020, was $256,930 ($149,039 of which was non-cash expense for share-based compensation), versus a net loss of $377,637 ($149,035 of which was non-cash for share-based compensation) for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020, and June 30, 2019

The following table sets forth information from the statements of operations for the six months ended June 30, 2020, and June 30, 2019.

	Six Months Ended
	June 30, 2020	June 30, 2019
Sales	$849,169	$1,036,064
Cost of goods sold	(418,046)	(471,484)
Gross profit	431,123	564,580

Operating expenses	1,012,438	1,394,290
Loss from operations	(581,315)	(829,710)
Non-operating income (expense):
Economic injury disaster loan grant	10,000	—
Interest expense	(19,007)	(19,485)
Net loss	$(590,322)	$(849,195)

Sales

Sales were $849,169 and $1,036,064 for the six months ended June 30, 2020, and June 30, 2019, respectively. This decrease in sales was primarily due to a $149,948 decrease in sales of containers, $27,707 decrease in sales of lighters, a $18,221 decrease in revenues from printing income, a $14,489 decrease in sales of plastic lighter holders, and a $4,294 decrease in sales of shipping income. The decrease was partially offset by an increase of $56,271 in sales of humidity packs. The Company believes that these decreases were due principally to the Covid-19 pandemic.

Cost of Goods Sold

Cost of goods sold was $418,046 and $471,484 for the three months ended June 30, 2020, and June 30, 2019, respectively. This decrease in cost of sales was primarily due to a $24,779 decrease in the cost of containers, a $14,656 decrease in the cost of lighters, a $7,818 decrease in the cost of shipping expense and a $7,818 decrease in cost of plastic lighter holders. This decrease in cost of sales was partially offset by a $45,481 increase in cost of humidity packs.

Operating Expenses

Operating expenses for the six months ended June 30, 2020, and June 30, 2019, consisted of the following:

	Six Months Ended
	June 30, 2020	June 30, 2019
Advertising and marketing expense	$11,327	$27,634
Bad debt expense	32,470	—
Depreciation and amortization expense	48,521	55,647
Professional fees	95,410	80,484
Share-based compensation	298,076	569,680
Payroll expenses	409,846	599,009
General and administrative expenses	117,588	61,836
Total operating expenses	$1,012,438	$1,394,290

Operating expenses were $1,012,438 and $1,394,290 for the six months ended June 30, 2020, and June 30, 2019, respectively. The decrease in operating expenses can be attributed to a $271,604 decrease in share-based compensation, a $189,963 decrease in payroll expense, a $16,306 decrease in advertising and marketing and a $7,126 decrease in depreciation and amortization. This decrease was partially offset by a $56,215 increase in general and administrative expenses, $32,470 in bad debt and a $14,926 increase in professional fees.

Loss from Operations

Loss from operations decreased from a loss of $829,710 for the six months ended June 30, 2019, to a loss of $581,315 for the six months ended June 30, 2020. The decrease in loss from operations was primarily due to the decrease in cost of goods and operating expenses.

Other Income (Expense)

For the six months ended June 30, 2020, the Company received an Economic Injury Disaster Loan grant of $10,000. For the six months ended June 30, 2020, and June 30, 2019, interest expense was $19,007 and $19,485, respectively.

Net Loss

Net loss for the six months ended June 30, 2020, was $590,322 ($298,076 of which was non-cash expense for share-based compensation), versus net loss of $849,195 ($569,680 of which was non-cash for share-based compensation) for the six months ended June 30, 2019. As more fully described above, the principal reason for this difference was the $133,457 decrease in gross profits

Liquidity and Capital Resources

As of June 30, 2020, the Company had $182,781 in cash and accounts receivable of $74,577. At June 30, 2020, and December 31, 2019, the Company had negative working capital of $1,329,517 and $1,498,111, respectively. As of June 30, 2020, the Company had no commitments for capital expenditures. As of June 30, 2020, the Company had inventory of approximately 72,900 units of Medtainer® products, 114,000 humidity packs, 8,800 lighters and 8,200 units of other products.

During the six months ended June 30, 2020, the Company experienced negative cash flow from operations of $94,122 and added $258,921 of cash flows from financing activities. During the six months ended June 30, 2019, the Company experienced negative cash flow from operations of $85,241 and it used $1,165 for investing activities while adding $122,140 of cash flows from financing activities. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by the non-cash items share-based compensation, depreciation, and amortization, the decrease in operating assets and an increase in operating liabilities. The Company used $0 and $1,165 in cash from investing activities for the six-month periods ending June 30, 2020, and June 30, 2019, respectively. Cash provided from financing activities increased from $122,140 for the six month period ending June 30, 2019, to $258,921 for the six-month period ending June 30, 2020. The increase in cash provided from financing activities was primarily a result of an increase in proceeds from the issuance of common stock and proceeds from the PPP loan.

In addition to $137,690 from the PPP Loan, the Company received $200,000 from the sale of 20,000,000 shares of Common Stock to a private investor on May 21, 2020. The Company believes that most of the proceeds of the PPP Loan and the sale of shares will not be expended to reduce its existing obligations. The Company also believes that it will require approximately $2,000,000 in additional funding for the next 12 months, including approximately $1,332,320 to repay loans and interest that are past due, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case, the amount of such funding will be reduced, but cannot give assurance as to the extent that it will be successful. The Company plans to fund its activities through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. There is no assurance that such the funding will be available on acceptable terms, or available at all. If the Company is unable to raise sufficient funds when required or on acceptable terms, it may have to reduce significantly, or discontinue, its operations. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2020. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including the Principal Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company does not market or sell cannabis, but many of its products can be used for cannabis-related purposes. In light of the fact that the possession and use of cannabis has been legalized, subject to varying restrictions, in many states and that several other states are considering such legalization, the Company believes that its products may be of interest to a large number of users of cannabis. The Company does advertise its products on the Company’s website and elsewhere as suitable for that purpose. The Company believes that marketing these products subjects the Company to certain risks, including:

●	The use of cannabis for medical and recreational use is lawful in many states, but under United States federal law and the laws of the other states, the possession, use, cultivation, storage, processing and/or transfer of cannabis is illegal. Federal and state law enforcement authorities have prosecuted persons engaged in these activities. While the Company does not believe that it engages in these activities, any of these law enforcement authorities might bring an action against the Company including, but not limited to, a claim of aiding and abetting criminal activities. Such an action would have a material and adverse effect on the Company’s business and operations.

●	Under federal law, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term “drug paraphernalia” includes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether the Company’s products are drug paraphernalia is its national and local advertising concerning its use. The Company has advertised its products as usable for cannabis- related purposes. However, the Company does not believe that its products were designed or are intended for illegal purposes, or that its products are drug paraphernalia, as defined in federal law. The Company is promoting its products primarily to be used for other purposes. During the administration of President Barack H. Obama, enforcement of such federal law was relaxed, and the administration of President Donald J. Trump has indicated that it will not enforce federal cannabis laws against companies that comply with state law. If in the future federal authorities were to take a different view, they might bring a criminal action against the Company. Such an action would have a material and adverse effect on the Company’s business and operations.

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

Dated: August 14, 2020

By:	/s/ Douglas P. Heldoorn
Douglas P. Heldoorn
Principal Executive Officer and Principal Accounting Officer