Form 10-Q
period 2020-09-30
ADVANCED CONTAINER TECHNOLOGIES, INC.
filed 2020-11-16
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to _____________

Commission File Number: 000-29381

ADVANCED CONTAINER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0207200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1620 Commerce St., Corona, California	92880
(Address of principal executive offices)	(Zip code)

(844) 226-5649

(Registrant’s telephone number, including area code)

MEDTAINER, INC.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

As of November 16, 2020, there were 51,006,524 shares of the Registrant’s Common Stock outstanding.

ADVANCED CONTAINER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended September 30, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$170,762	$17,982
Accounts receivable	100,803	108,836
Inventories	153,661	85,215
Prepaid inventories	12,000	—
Prepaid expenses	10,436	8,967
TOTAL CURRENT ASSETS	447,662	221,000

Property and equipment, net of accumulated depreciation of $134,364 and $118,459, respectively	59,378	35,280
Intangible assets, net of accumulated amortization of $186,928 and $126,322, respectively	1,345,072	1,405,678
Goodwill	1,020,314	1,020,314
Security deposits	8,699	7,699
TOTAL ASSETS	$2,881,125	$2,689,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$355,807	$234,635
Accrued interest payable	120,427	142,464
Payroll liabilities payable	223,831	162,409
Customer deposits payable	74,495	97,310
Convertible notes payable	81,172	81,172
Notes payable	373,959	373,959
Payroll Protection Program note payable	79,715	—
Loan payable - stockholder	439,602	627,162
TOTAL CURRENT LIABILITIES	1,749,008	1,719,111

LONG –TERM LIABILITIES:
Paycheck Protection Program loan	57,975	—
Loan payable - stockholder	108,791	—
TOTAL LONG –TERM LIABILITIES	166,766	—

TOTAL LIABILITIES	1,915,774	1,719,111

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value: 10,000,000 shares authorized; 1,000,000 shares designated Series A Convertible Preferred Stock; 1,000,000 outstanding at September 30, 2020, and 0 shares outstanding at December 31, 2019	10	—
Common stock, $0.00001 par value, 100,000,000 shares authorized; 1,001,446 shares issued and outstanding at September 30, 2020, and 961,034 shares issued and outstanding at December 31, 2019	10	10
Additional paid-in capital	6,404,279	5,906,213
Accumulated deficit	(5,438,948)	(4,935,363)
TOTAL STOCKHOLDERS’ EQUITY	965,351	970,860
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,881,125	$2,689,971

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$671,853	$526,143	$1,521,022	$1,562,206

Cost of goods sold	349,087	271,444	767,133	742,928

Gross Profit	322,766	254,699	753,889	819,278

Operating expenses:
Advertising and marketing	1,428	23,654	12,755	51,289
Bad debt	862	—	33,332	—
Depreciation and amortization	24,787	27,087	73,307	82,734
Professional fees	38,015	6,730	133,425	72,213
Share-based compensation	—	150,676	298,077	720,356
Payroll	106,958	281,523	516,004	880,532
General and administrative	54,476	31,857	172,064	108,692
Total operating expenses	226,526	521,527	1,238,964	1,915,816

Operating profit (loss)	96,240	(266,828)	(485,075)	(1,096,538)

Non-operating (expense)
EIDL grant	—	—	10,000	—
Interest expense	(9,503)	(9,503)	(28,510)	(28,988)
Non-operating (expense), net	(9,503)	(9,503)	(18,510)	(28,988)

Income (loss) before income taxes	86,737	(276,331)	(503,585)	(1,125,526)
Income tax provision	—	—	—	—

Net income (loss)	$86,737	$(276,331)	$(503,585)	$(1,125,526)

Basic profit (loss) per common share	$0.09	$(0.29)	$(0.61)	$(1.18)

Diluted profit (loss) per common share	$0.07	$(0.29)	$(0.44)	$(1.16)

Basic weighted average common shares outstanding	1,001,446	957,681	826,121	956,843

Diluted weighted average common shares outstanding	1,308,013	966,118	1,136,047	966,118

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(503,585)	$(1,125,526)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	15,902	22,128
Share-based compensation	298,076	720,356
Amortization	60,606	60,606
Bad debt	33,332	—
Decrease (increase) in operating assets:
Accounts receivable	(25,299)	(12,672)
Inventories	(68,446)	2,210
Prepaid inventories	(12,000)	—
Prepaid expenses	(1,469)	(5,750)
Payment of security deposits	(1,000)	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	121,172	100,786
Accrued interest payable	(22,037)	18,510
Payroll liabilities payable	61,422	16,243
Customer deposits payable	(22,815)	32,757
NET CASH USED IN OPERATING ACTIVITIES	(66,141)	(170,352)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(40,000)	(1,165)
NET CASH USED IN INVESTING ACTIVITIES	(40,000)	(1,165)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	200,000	—
Proceeds from Paycheck Protection Program loan	137,690	—
Principal payments on capital lease obligations	—	(9,522)
Proceeds from stockholder loans	168,868	516,327
Repayment of stockholder loans	(247,637)	(337,619)
NET CASH PROVIDED BY FINANCING ACTIVITIES	258,921	169,186

INCREASE IN CASH	152,780	(2,331)

CASH - BEGINNING OF PERIOD	17,982	17,374

CASH - END OF PERIOD	$170,762	$15,043

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED):

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE – December 31, 2018	—	$—	940,663	$9	$5,035,182	$(3,526,913)	$1,508,278

Common stock issued in reverse split	—	—	32	—	—	—	—

Share-based compensation	—	—	20,339	1	569,679	—	569,680

Net loss	—	—	—	—	—	(849,195)	(849,195)

BALANCE – June 30, 2019	—	$—	961,034	$10	$5,604,861	$(4,376,108)	$1,228,763

Share-based compensation	—	—	—	—	150,676	—	150,676

Net loss	—	—	—	—	—	(276,331)	(276,331)

BALANCE – September 30, 2019	—	$—	961,034	$10	$5,755,537	$(4,652,439)	$1,103,108

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED):

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE – December 31, 2019`	—	$—	961,034	$10	$5,906,213	$(4,935,363)	$970,860

Issuance of common stock in private placement	—	—	338,983	3	199,997	—	200,000

Share-based compensation	—	—	5,085	—	298,076	—	298,076

Adjustment for fractional shares issued	—	—	1,429	—	—	—	—

Net loss	—	—	—	—	—	(590,322)	(590,322)

BALANCE – June 30, 2020	—	$—	1,306,531	$13	$6,404,286	$(5,525,685)	$878,614

Shares retired in exchange for Series A preferred stock	—	—	(305,085)	(3)	3	—	—

Issuance of Series A preferred shares	1,000,000	10	—		(10)	—	—

Net profit	—	—	—	—	—	86,737	86,737

BALANCE – September 30, 2020	1,000,000	$10	1,001,446	$10	$6,404,279	$(5,438,948)	$965,351

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

Notes to Consolidated Financial Statements
September 30, 2020

(Unaudited)

Note 1 – BUSINESS

Advanced Container Technologies, Inc. (the “Company”) is in the businesses of (i) selling and distributing hydroponic containers called “AgPods” (the “AgPod Business”) and (ii) designing, branding and selling proprietary plastic medical grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs, as well as selling other products such as humidity control inserts, smell-proof bags, lighters, and plastic lighter holders, and providing private labeling and branding for purchasers of the Company’s containers and the other products (the “Container Business”). The Company changed its corporate name to Advanced Container Technologies, Inc. on October 3, 2020, and entered into the AgPod Business on October 9, 2020, upon its acquisition of all of the shares of Advanced Container Technologies, Inc., a California corporation (“ACT”) that was incorporated on June 2, 2020. For further information regarding this acquisition, see Note 14. On October 9, 2020, the Company transferred substantially all of the assets and certain liabilities relating to the Container Business to its wholly owned subsidiary, Med X Technologies, Inc., a California corporation (“Med X”) that was incorporated on August 27, 2020. For further information regarding this acquisition, see Note 14. Prior to January 1, 2019, the Company conducted its various businesses through wholly owned subsidiaries. Since January 1, 2019, the Company has conducted all of its sales, production and distribution under the parent entity.

On October 8, 2020, the outstanding shares of the Company’s common were reverse split, such that every 59 shares then outstanding were combined into one share of common stock. The share and per-share data contained in this current report, including the financial statements that are part hereof, have been adjusted to reflect this reverse split and the 1-for-100 reverse split that occurred on March 22, 2019. For further information, see Note 14.

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 28, 2020.

Principles of Consolidation

These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Significant estimates relied upon in preparing these consolidated financial statements include revenue recognition, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long- lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, share-based compensation, and recoverability of the Company’s net deferred tax assets and any related valuation allowance.

Cash

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Accounts Receivable

Included in accounts receivable on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, the allowance for doubtful accounts was $0 as of September 30, 2020, and December 31, 2019. For the nine months ended September 30, 2020, and September 30, 2019, the Company recorded $33,332 and $0 in bad debt, respectively.

Inventories

Inventories, which consist of products held for resale, are stated at the lower of cost, determined using the first-in first-out method, and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose of the product.

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of goods sold in the Company’s consolidated statements of operations.

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

Any loss resulting from an impairment test will be reflected in operating expense in the Company’s consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

In January 2017, FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), which simplifies accounting for goodwill impairment. This ASU requires a hypothetical purchase price allocation, which is mandatory for fiscal years beginning after December 14, 2019. As permitted, the Company adopted No. ASU 2017-04 for fiscal periods beginning January 1, 2018.

There was no impairment of intangible assets, long-lived assets or goodwill during the nine months ended September 30, 2020.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 20 l4-09, Revenue from Contracts with Customers (Topic 606), which superseded all existing revenue recognition requirements, including most industry specific guidance. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that it expects to receive for those goods or services. FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016- 08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 20l6-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments (collectively, the “new revenue standards”) with ASU No. 2014-09.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, or when they are shipped to that customer, in an amount that reflects the consideration which it expects to receive in exchange for them. The Company recognizes revenues following the five- step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies its performance obligation.

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

The following table summarizes revenue from contracts with customers for the three months and the nine months ended September 30, 2020, and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product	$644,729	$501,156	$1,447,679	$1,502,240
Service	27,124	24,987	73,343	59,966
Total	$671,853	$526,143	$1,521,022	$1,562,206

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Advertising

Advertising and marketing expenses are charged to operations as incurred. For the three months ended September 30, 2020, and September 30, 2019, the Company expensed $1,428 and $23,654, respectively. For the nine months ended September 30, 2020, and September 30, 2019, the Company expensed $12,755 and  $51,289, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes. Under this method, income tax expense is recognized for: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported, if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all the deferred tax assets will not be realized.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage (FDIC) of $250,000 per account. The Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts. The Company recorded bad debt of $862 and $33,332 for the three and nine months ended September 30, 2020, respectively, on accounts receivable. For the nine months ended September 30, 2019, the Company did not record bad debt.

Accounting for Leases

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to enable the assessment of the amount, timing and uncertainty of cash flows arising from leasing arrangements. This ASU became effective for the Company on January 1, 2019. The Company has determined that the impact of this guidance is immaterial. The Company had entered a 24-month equipment lease in May 2017, which had only five remaining payments of $2,000 each as of December 31, 2018; therefore, the Company determined that the impact of this guidance is immaterial. The Company also had entered into a building lease September 1, 2019, which expired August 31, 2020. The building lease was renewed on September 1, 2020, and expires on August 31, 2021. Because the building lease has an initial term of 12 months or less and there is no assurance the Company will remain in the current location after the lease term has expired, the Company has concluded that this ASU does not apply to this building lease.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2020, the Company had a working capital deficit of $1,301,346. In addition, the Company has generated operating losses since its inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan which includes increasing sales of existing products while introducing additional products and services, controlling operating expenses, negotiating extensions of existing loans and raising either debt or equity financing. There is no assurance that the Company will be able to increase sales or to obtain or extend financing on acceptable terms, or at all, or successfully execute any of the other measures set forth in the previous sentence.

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

On June 8, 2018, the Company acquired certain patents and patent applications, a trademark and an internet domain related to “Medtainer®” pursuant to an Asset Purchase Agreement, dated as of April 16, 2018, and amended on June 8, 2018, by and between the Company and an unrelated party, in consideration of the issuance of 44,597 shares of common stock. These assets and the associated goodwill have been apportioned as follows, based upon a report that the Company obtained from an independent valuation firm:

Balances at September 30, 2020:

	Weighted Average	Gross Carrying	Accumulated
Description	Estimated Useful Life	Value	Amortization	Net Amount
Certain U.S. patents	15 years	$435,000	$(65,957)	$369,043
Certain U.S. patents	15 years	435,000	(63,476)	371,524
Certain Canadian patents	20 years	260,000	(29,925)	230,075
Certain European patents	14 years	30,000	(4,827)	25,173
Molds	15 years	150,000	(22,743)	127,257
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible Totals		$1,532,000	$(186,928)	$1,345,072
Goodwill		$1,020,314	—	$1,020,314

Balances at December 31, 2019:

	Weighted Average	Gross Carrying	Accumulated
Description	Estimated Useful Life	Value	Amortization	Net Amount
Certain U.S. patents	15 years	$435,000	$(44,571)	$390,429
Certain U.S. patents	15 years	435,000	(42,895)	392,105
Certain Canadian patents	20 years	260,000	(20,224)	239,776
Certain European patents	14 years	30,000	(3,262)	26,738
Molds	15 years	150,000	(15,370)	134,630
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible Totals		$1,532,000	$(126,322)	$1,405,678
Goodwill		$1,020,314	—	$1,020,314

Note 5 – Convertible Notes Payable and Notes Payable

As of September 30, 2020, and December 31, 2019, the Company had the following convertible notes and promissory notes outstanding:

	September 30, 2020		December 31, 2019
	Principal	Accrued Interest	Principal	Accrued Interest
Convertible Notes Payable (a)

July 2014 $75,000 Note convertible into common stock at $295 per share, 10% interest, in default	$66,172	$28,674	$66,172	$23,712
July 2014 $15,000 Note convertible into common stock at $295 per share, 10% interest, in default	15,000	10,250	15,000	9,125
Total Convertible Notes Payable	$81,172	$38,924	$81,172	$32,837

Notes Payable
November 2014 $300,000 Note, 10% interest, due February 2019, in default (b)	$298,959	$6,503	$298,959	$34,627
August 2015 $75,000 Note, with a one-time interest charge of $75,000, in default (c)	75,000	75,000	75,000	75,000
Total Promissory Notes Payable	$373,959	$81,503	$373,959	$109,627
Total	$455,131	$120,427	$455,131	$142,464
a.	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000. Payments of $8,828 have been made on these notes as of September 30, 2020. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% annual rate.
b.	On November 3, 2014, the Company made a promissory note in the principal amount of $300,000 in favor of an unrelated person (the “Old Note”). On February 22, 2018, the Company repaid $100,000 on the principal of the Old Note and made a new promissory note, dated February 22, 2018, in the principal amount of $298,959 in favor of said party (the “New Note”) in satisfaction of the Old Note, which principal amount comprised the unpaid principal amount of $200,000 due on the Old Note after the repayment, and $98,959 of accrued interest on the Old Note. At September 30, 2020, accrued interest on this note was $6,503. The outstanding balance of this note was $298,959 at September 30, 2020, and December 31, 2019. The New Note was due on February 22, 2019. The Company is negotiating an extension. The Company made interest payments in the amount of $20,182 and $50,976 during the 12 months ended December 31, 2019, and the nine months ended September 30, 2020.

c.	On August 15, 2015, the Company made a promissory note in the amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it is not repaid on or before the maturity date. This note matured on August 11, 2016. Upon an event of default, as defined in the note, interest shall be compounded daily. The Company is currently negotiating an extension of the maturity date for the balance. During the year ended December 13, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of interest accrued on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. At September 30, 2020, and December 31, 2019, the note had a balance of $75,000 in addition to the $75,000 fee included in accrued interest.

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

On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the Paycheck Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and pursuant to all regulations and guidance promulgated or provided by the Small Business Administration (the “SBA”) and other federal agencies that are now, or may become, applicable to the loan. The loan bears interest at the rate of 1% per annum and has a 2-year term. On June 5, 2020, the CARES Act was amended by the Paycheck Protection Program Flexibility Act of 2020. The Company has recognized $79,715 as a short-term loan and $57,975 as a long term loan.

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

On May 21, 2020, the Company issued 338,983  shares of Common Stock to an unrelated party in consideration of $200,000.

On July 30, 2020, the Company filed a certificate of amendment with the Secretary of State of the State of Florida, pursuant to which a series of 1,000,000 of its 10,000,000 authorized shares was created, which series is named Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Preferred Stock is convertible into 18 shares of Common Stock, has the dividend and distribution rights and redemption rights of the shares of Common Stock into which it is convertible, is not redeemable and has voting power equal to the combined voting power of all other of classes and series of the Company’s capital stock.

On July 31, 2020, the Company entered into an Employment Agreement with its chief executive officer. Under this agreement, which has a 5-year term that began on August 1, 2020, he receives an initial salary of $195,000 per year; is entitled to an annual incentive based on the Company’s performance and other criteria determined by the Board of Directors, not to exceed 20% of the sum of the Company’s net income plus certain non-cash expenses for each year; is eligible for long-term compensation and other benefits to the same extent as other senior executives. Under the Employment Agreement, the Company agreed to exchange 305,085 of his shares of common stock for 1,000,000 shares of Series A Preferred Stock; upon the consummation of this exchange, these shares, together with his 20,848  remaining shares of common stock, gave him voting control of the Company. In the event that his employment is terminated by him for Good Reason or by the Company otherwise than for Cause, he will be entitled to receive 2.99 times his then current salary as severance pay, pro rata annual incentive, vesting of awards under long-term plans and certain health care and disability benefits. In the event of his disability, he will be entitled to benefits similar to those described in the previous sentence, but not to severance pay. The Employment Agreement defines “Good Reason” as any of the following events: (i) the Board’s materially and adversely changing his duties, authority or responsibilities, otherwise than as permitted by The Employment Agreement, (ii) the Board’s requiring him to report to any person or body other than the Board, (iii) the Board’s or the Company’s reducing his base salary or incentive opportunities, (iv) the Company’s relocating its principal place of business so as to result in an increase in the Executive’s one-way commute of more than thirty (30) miles, (v) prior to August 1, 2021, the Company’s failure to pay his base salary to the extent that the Company is able to do while meeting its current trade obligations or (vi) on and after August 1, 2021, the Company’s failure to pay his base salary earned on and after that date as and when due. The events described in clauses (i)-(iv) may be cured, but those described in clauses (v) and (vi) may not be cured. The Employment Agreement defines “Cause” as (i) his conviction of or entry of a plea of guilty or nolo contendere to any felony involving moral turpitude, fraud, theft, breach of trust or other similar acts, that has a substantial and adverse effect on his qualifications or ability to perform his duties, (ii) his engaging in conduct constituting willful misconduct, gross negligence or fraud that results in significant economic harm to the Company or (iii) after February 28, 2021, his continued failure substantially to perform his duties, if such failure is not remedied within 45 days after he receives from the Board written notice thereof, specifying in reasonable detail the particulars of such continued failure.

In the nine months ended September 30, 2020, the Company reconciled the effects of fractional shares to the number of shares held as outstanding by the stock transfer agent and reflected the net difference of 1,429 shares in the consolidated statement of stockholders’ equity.

Note 8 – Share-Based Compensation

The Company’s 2018 Incentive Award Plan (the “2018 Plan”) became effective on December 1, 2018 Under the 2018 Plan, the Company may issue up to 33,898 shares of common stock as incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of compensation to employees, directors and consultants. In addition, the 2018 Plan provides for the grant of performance cash awards to employees, directors and consultants. All these shares were reserved on that date.

On December 1, 2018, 22,882 shares of common stock were awarded to employees in the form of restricted shares and 5,678 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.01 per share. As of December 31, 2018, 31,356 shares awarded to consultants were vested and none of the shares awarded to employees were vested. During the nine months ended September 30, 2019, 2,542 shares awarded to consultants vested and 17,797 shares awarded to employees were vested. During the nine months ended September 30, 2020, 5,095 shares awarded to employees vested. During the nine months ended September 30, 2020, all of the shares awarded to employees were vested.

The Company made no awards in any other form during the nine months ending September 30, 2020, and September 30, 2019. The Company expensed $298,076 and $720,356 for share-based compensation in the nine months ended September 30, 2020, and September 30, 2019, respectively, for its employees and nonemployees in the accompanying consolidated statements of operations.

The following table summarizes vesting for financial reporting purposes under GAAP of the common stock issued under the 2018 Plan:

Vesting Dates	Employees	Consultants
December 31, 2018	—	3,136
January 1, 2019	12,712	—
March 31, 2019	—	2,542
June 30, 2019	5,085	—
June 30, 2020	5,085	—
Total shares vested at September 30, 2020	22,882	5,678

Note 9 – Income Taxes

The Company had approximately $3,248,000 net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income as of December 31, 2019, which will begin to expire in 2035. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the nine months ended September 30, 2020.

Note 10 – Capital Leases

During each of the years ended December 31, 2017, and December 31, 2016, the Company entered a capitalized equipment lease. Each of these leases was payable in 24 monthly installments of $2,000, including interest at the rate of 19.87% per annum. The lessor under these leases was a related party. The Company made its final payments for these leases during June 2018 and May 2019, respectively.

Note 11 – Related-Party Transactions

Loans

The Company has received loans from stockholders  from time to time since 2014. During the nine months ended September 30, 2020, the Company received loans of $168,868 from its officers and directors and repaid $247,637. The balances of these loans at September 30, 2020, and December 31, 2019, were $548,393 and $627,162, respectively. At September 30, 2020, the balance of one of these loans was $174,066, which bears interest at the Applicable Federal Rate, and is to be repaid commencing January 1, 2021, in equal monthly payments until its maturity on December 1, 2023. The balance of the other loan is non-interest-bearing and has no fixed maturity date; the Company expects to repay this loan when cash flows become available.

Contracts

The Company makes capital lease payments for equipment, building lease payments, and products for resale from an entity owned by a related party, who is also one of its executive officers.

Payments made to the related party for the three months and the nine months ended September 30, 2019, and September 30, 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capital lease payments	$—	$—	$—	$10,000
Building lease payments	27,613	26,574	81,495	78,417
Equipment purchase	40,000	—	40,000	—
Purchase of products for resale	21,419	16,530	49,411	68,559
Total paid to related party	$89,032	$43,104	$170,906	$156,976

Note 12 – Concentrations

For the nine months ended September 30, 2020, and September 30, 2019, one of the Company’s customers accounted for approximately 8% and 11% of total sales; respectively. For the three months ended September 30, 2020, and September 30, 2019, one of the Company’s customers accounted for approximately 13% and 10%, respectively, of total sales.

For the nine months ended September 30, 2020, the Company purchased approximately 55% and 18% of its products for cost from two distributors. For the nine months ended September 30, 2019, the Company purchased approximately 43% and 33% of its products from two distributors. For the three months ended September 30, 2020, the Company purchased approximately 57% and 12% of its products from two distributors. For the three months ended September 30, 2019, the Company purchased approximately 42% and 41% of its products from two distributors.

As of September 30, 2020, one of the Company’s customers accounted for 46% of its accounts receivable, and another accounted for 10% of its accounts receivable. As of December 31, 2019, three of the Company’s customers accounted for 34%, 21% and 18%, respectively.

Note 13 – Commitments

The Company was committed under an operating lease for its premises, under which it made monthly payments of $7,500, plus 100% of operating expenses, until the lease expired June 30, 2018. On September 1, 2018, the Company entered a new operating lease with an entity owned by a related party (see Note 10) calling for monthly payments of $8,641, plus 100% of operating expenses, for a term expiring on August 31, 2019. On September 1, 2019, the lease of the Company’s premises was amended such that it expires on August 31, 2020, and the rent thereunder was increased to $8,967 per month. On September 1, 2020, the lease of the Company’s premises was amended such that it expires on August 31, 2021, and the rent thereunder was increased to $9,007 per month.

In conjunction with the Asset Purchase Agreement described in Note 4, the Company agreed to purchase a minimum of 30,000 units of product per month. The minimum purchase quantity will increase by 1% every anniversary of its effective date. The purchase price for units is subject to periodic adjustment for changes in the consumer price index. The agreement expires on April 30, 2031; however, it can be terminated by a payment of $400,000.

Note 14 – Subsequent Events

The Company entered into an Exchange Agreement, dated as of August 14, 2020, by and among the Company, ACT and all of the shareholders of ACT (the “Shareholders”). The Exchange Agreement was amended on September 9, 2020. The closing under the Exchange Agreement, as so amended, occurred on October 9, 2020, upon the satisfaction of certain conditions precedent, which are described below, such that the Shareholders exchanged, on a pro rata basis, their shares in ACT for 50,000,000 shares of the Common Stock. As a result of the exchange, ACT became the wholly owned subsidiary of the Company. Simultaneously with closing, substantially all of the Company’s assets and certain liabilities relating to the Container Business were assigned to and assumed by Med X.

Among the above conditions precedent were (i) the Company’s filing of a certificate of amendment to its articles of incorporation, whereby (A) the Company’s corporate name was changed to Advanced Container Technologies, Inc. (the “Name Change”), and (B) the outstanding shares of the Company’s common stock were reverse split , such that every 59 outstanding shares were combined into one new share (the “Reverse Split”) and (ii) the processing by the Financial Industry Regulatory Authority, Inc. of an Issuer Company-Related Action Notification Form in relation to the Name Change and the Reverse Split.

As a result of the Name Change, which occurred on October 3, 2020, the Company’s corporate name became Advanced Container Technologies, Inc. As a result of the Reverse Split, the number of outstanding shares of the Company’s Common Stock was reduced to 1,001,860 immediately prior to the exchange. By virtue of the consummation of the exchange, in which the Company issued 50,000,000 shares of Common Stock to the Shareholders on October 9, 2020. There are 51,001,860 shares of the Company’s Common Stock outstanding.

ACT and GP Solutions, Inc. (“GP”) entered into a Distributorship Agreement, dated as of August 6, 2020 (the “Distributorship Agreement”), under which GP granted to ACT the exclusive right to sell and distribute GP’s products within the United States and its territories. GP’s products AgPods. The Distributorship Agreement has an initial term that will expire on December 31, 2025. ACT may renew the Distributorship Agreement indefinitely as long as it purchases the lesser of (i) 100 AgPods or (ii) GP’s total output of AgPods in the last calendar year of any term. ACT has no business other than that which it conducts under the Distributorship Agreement.

Management has evaluated all other subsequent events when these financial statements were issued and has determined that none of them requires disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING IN THIS REPORT.

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of September 30, 2020, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC. Further, the Company urges caution regarding the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors, or other events, that could have a material adverse effect on the Company’s business, results of operations and financial position.

General Statement of Business

The Company was incorporated under the laws of the state of Florida on September 5, 1997, under the name Synthetic Flowers of America, Inc. and changed its name to Acology, Inc. on January 9, 2014. On August 28, 2018, the Company changed its name from Acology, Inc. to Medtainer, Inc. On October 2, 2020, the Company changed its name from Medtainer, Inc. to Advanced Container Technologies, Inc. The Company has authorized capital of 100,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of preferred stock, $0.00001  par value. On October 9, 2020, the Company reverse split its shares of Common Stock on the basis of one share of common stock for every 59 shares outstanding.

The Company’s principal place of business is 1620 Commerce St., Corona, CA 92880. The Company’s telephone number is (951) 381-2555. The Company’s corporate website address is http://advancedcontainertechnologies.com. The Company’s Common Stock is quoted on the OTC Pink tier of the OTC Marketplace under the symbol “ACTX.”

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

The Company is in the businesses of (i) selling and distributing hydroponic containers called “AgPods” and (ii) designing, branding and selling proprietary plastic medical-grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs, as well as selling other products such as humidity control inserts, smell-proof bags, lighters, and plastic lighter holders, and providing private labeling and branding for purchasers of the Company’s containers and the other products.

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

Under the CARES Act, as so amended,

●	The loan will be forgiven if its proceeds are used for payroll, mortgage interest, rent, and utilities during the 24-week period beginning on May 4, 2020, although the Company may elect to utilize the 8-week period that was in effect prior to the amendment (such 24- or 8-week period being the “covered period”). The Company has not determined whether it will make this election. The amount of loan forgiveness will be reduced if less than 60% of the funds is expended for payroll over the covered period. Because the Company may not require a number of employees such that it would expend these funds for payroll to that extent, a substantial portion of the loan may not be forgiven. However, loan forgiveness will be determined without regard to a proportional reduction in the number of “full-time equivalent employees” if the Company in good faith documents (i) both the inability to rehire persons who were employees on February 15, 2020, and the inability to hire similarly qualified employees for unfilled positions on or before December 31, 2020, or (ii) its inability to return to the same level of business activity at which it operated at or before February 15, 2020, due to compliance with requirements established or guidance issued by the Department of Health and Human Services, the Centers for Disease Control or the Occupational Safety and Health Administration from March 1, 2020, through December 31, 2020, related to the maintenance of standards for sanitation, social distancing, or any other worker or customer safety requirement related to COVID-19. The amount of the loan to be forgiven and other terms of the loan may also be affected by regulations and interpretations that have not yet been adopted or, if presently adopted, are changed.

●	No interest or principal will be required until the date on which the amount of forgiveness determined is remitted to the lender, although interest will continue to accrue over this deferral period. If the Company fails to apply for forgiveness within 10 months of the last day of the covered period, payments of principal, interest, and fees will begin on the day which is not earlier than the date that is 10 months after the last day of the covered period. After the deferral period and after taking into account any loan forgiveness applicable to the loan pursuant to the program, as approved by the SBA, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining loan term, in the amount and according to the payment schedule provided by the lender.
●	Under the amendment to the CARES Act, the Company may apply to the lender to extend the term of the loan to 5 years and expects to do so, but no assurance can be given that the lender will agree to the extension.
●	The Company may delay the payment of employer payroll taxes until December 31, 2021, with respect to up to 50% of the amounts due and December 31, 2022, with respect to the remaining amounts due up to 50%.

On May 21, 2020, the Company issued 338,983  Shares of Common Stock to an unrelated party in consideration of $200,000.

Notwithstanding the loan and issuance of Common Stock described above, the Company needs a substantial amount of additional capital to fund its business, including expansion of its operations, and for payment of its debts, in addition to the capital raised through the. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs and the Company may need to take certain measures to remain a going concern. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted, or it could be forced to terminate operating.

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

The Company believes that its results for the quarter ended September 30, 2020, were affected, to an unascertainable extent, by the Covid-19 pandemic. The Company further believes that its results for the quarter ending September 30, 2020, for the balance of 2020 and perhaps beyond will continue to be affected by the Covid-19 pandemic to a material but presently unquantifiable extent. In particular, while the Company has reduced its expenses substantially, as described below, it expects to record substantial operating and net losses for these periods.

To mitigate losses during the Covid-19 pandemic and the ensuing recovery period, the Company has furloughed or terminated most of its 13 employees, such that it now has 6 employees, including officers and 2 independent contractors, which are the minimum necessary to maintain limited operations. Its chief executive officer has waived his salary from April 15, 2020, through November 28, 2020, and has agreed to a reduced salary for an undetermined time. In addition, the Company is deferring employer payroll taxes, as permitted by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Company is also purchasing from Polymation fewer Medtainers® than required under the Production Contract; while doing so enables the Company to preserve cash, it also subjects it to claims for breach of that agreement.

Based on the Company’s financial history since inception, its auditor has expressed substantial doubt as to the Company’s ability to continue as a going concern within their report on our financial statements for the year ended December 31, 2019, included in our 10-K, filed with the SEC on May 28, 2020. The Company has limited revenue, nominal cash, and has accumulated deficits since inception. If the Company cannot obtain sufficient additional capital, the Company will be required to delay the implementation of its business strategy and may not be able to continue operations. If the Company continues to be profitable, as it was in the quarter ended September 30,2020, if the AgPod business is successful, the Company's financial condition could improve, but no assurance can be given that either or both will occur.

Results of Operations

Comparison of the Three Months Ended September 30, 2020, and September 30, 2019

The following table sets forth information from the statements of operations for the three months ended September 30, 2020, and September 30, 2019.

	Three Months Ended September 30,
	2020	2019
Revenues	$671,853	$526,143
Cost of goods sold	349,087	271,444
Gross profit	322,766	254,699

Operating expenses	226,526	521,527
Profit (loss) from operations	96,240	(266,828)

Non-operating income (expense):
Interest expense	(9,503)	(9,503)
Net income (loss)	$86,737	$(276,331)

Revenue

Revenue was $671,853 and $526,143 for the three months ended September 30, 2020, and September 30, 2019, respectively. This increase in revenues was primarily due to a $108,924 increase in revenues from humidity packs, a $22,165 increase in revenues from Medtainers® products and a $11,735 increase in revenues from other containers. This increase in revenues was partially offset by a $13,311 decrease in revenues from printing services.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2020, and September 30, 2019, were $349,087 and $271,444, respectively. This increase in cost of goods sold was primarily due to a $73,026 increase in the cost of humidity control inserts, a $9,585 increase in cost of printing, a $9,068 increase in the cost of payment processing fees, a $6,590 increase in the cost of containers and a $2,489 increase in the cost of lighters. This increase in cost of goods sold was partially offset by a $3,882 decrease in cost of shipping.

Operating Expenses

Operating expenses for the three months ended September 30, 2020, and September 30, 2019, consisted of the following:

	Three Months Ended September 30,
	2020	2019
Advertising and marketing	$1,428	$23,654
Bad debt	862	—
Depreciation and amortization	24,787	27,087
Professional fees	38,015	6,730
Share-based compensation	—	150,676
Payroll	106,958	281,523
General and administrative	54,476	31,857
Total operating expenses	$226,526	$521,527

Operating expenses for the three months ended September 30, 2020, and September 30, 2019, were $226,525 and $521,527, respectively. The decrease in operating expenses is attributable to a $174,565 decrease in payroll expense, a $150,676 decrease in share-based compensation and a $22,227  decrease in advertising and marketing expense. This decrease in operating expense was partially offset by a $31,285 increase in professional fees, and a $22,619 increase in general and administrative expense.

Profit (Loss) from Operations

Profit from operations increased from a loss of $266,828 for the three months ended September 30, 2019, to a profit of $96,240 for the three months ended September 30, 2020. The increase in profit from operations was primarily due to a $145,710 increase in sales resulting in a $68,067 increase in gross profit and a $295,001 decrease in operating expense.

Interest Expense

For the three months ended September 30, 2020, and September 30, 2019, interest expense was $9,503, respectively.

Net Profit (Loss)

The net profit for the three months ended September 30, 2020, was $86,737 ($0 of which was non-cash expense for share-based compensation), versus a net loss of $276,331 ($150,676 of which was non-cash expense for share-based compensation), for the three months ended September 30, 2019. As more fully described above, the principal reason for this difference was the increase in gross profit and a decrease in operating expenses.

Comparison of the Nine Months Ended September 30, 2020, and September 30, 2019

The following table sets forth information from the statements of operations for the nine months ended September 30, 2020, and September 30, 2019:

	Nine Months Ended September 30,
	2020	2019
Revenues	$1,521,022	$1,562,206
Cost of goods sold	767,133	742,928
Gross profit	753,889	819,278

Operating expenses	1,238,964	1,915,816
Loss from operations	(485,075)	(1,096,538)

Non-operating income (expense):
Economic Injury Disaster grant	10,000	—
Interest expense	(28,510)	(28,988)
Net loss	$(503,585)	$(1,125,526)

Revenue

Revenue was $1,521,022 and $1,562,206 for the nine months ended September 30, 2020, and September 30, 2019, respectively. This decrease in revenues was primarily due to a $127,783 decrease in revenues from Medtainers® products, a $31,532 decrease in revenues from printing services, a $23,000 decrease in revenues from lighter sales and a $5,881 decrease in revenues from plastic lighter holders. This decrease in revenues was partially offset by a $165,195 increase in revenues from humidity packs. The Company realized a $10,000 of income from the Economic Injury Disaster grant and had an offset of interest expense of $9,503.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2020, and September 30, 2019, were $767,133 and $742,928, respectively. This increase in cost of goods sold was primarily due to a $118,508 increase in the cost of humidity control inserts. This increase was partially offset by a $24,573 decrease in the cost of containers, a $15,909 decrease in the cost of shipping, a $7,664 increase in the cost of payment processing fees, and a $3,778 decrease in the cost of plastic lighter holders.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020, and September 30, 2019, consisted of the following:

	Nine Months Ended September 30,
	2020	2019
Advertising and marketing	$12,755	$51,289
Bad debt	33,332	—
Depreciation and amortization	73,307	82,734
Professional fees	133,425	72,213
Share-based compensation	298,077	720,356
Payroll	516,004	880,532
General and administrative	172,064	108,692
Total operating expenses	$1,238,964	$ 1,915,816

Operating expenses for the nine months ended September 30, 2020, and September 30, 2019, were $1,238,964 and $1,915,816, respectively. This decrease in operating expenses was due to a $422,279 decrease in share-based compensation, a $364,528 decrease in payroll expense and a $38,534 decrease in advertising and marketing. This decrease was offset by a $63,372 increase in general and administrative expense, a $61,212 increase in professional fees and a $33,332 increase in bad debt.

Loss from Operations

Loss from operations decreased from a loss of $1,096,538 for the nine months ended September 30, 2019, to a loss of $485,075 for the nine months ended September 30, 2019. The decrease in loss from operations was primarily due to a $676,852 decrease in operating expenses.

Interest Expense

For the nine months ended September 30, 2020, and September 30, 2019, interest expense was $28,510, and $28,988, respectively.

Net Loss

The net loss for the nine months ended September 30, 2020, was $503,585 ($298,077 of which was non-cash expense for share-based compensation), versus a net loss of $1,125,526 for the nine months ended September 30, 2019 ($720,356 of which was non-cash expense for share-based compensation). As more fully described above, the principal reason for this difference was the decrease in operating expenses.

Liquidity and Capital Resources

As of September 30, 2020, the Company had $170,762 in cash and accounts receivable of $100,803. As of September 30, 2020, and December 31, 2019, the Company had negative working capital of $1,301,346 and $1,498,111, respectively. As of September 30, 2020, the Company had no commitments for capital expenditures. As of September 30, 2020, the Company had inventory of approximately 39,000 units of Medtainer® products and approximately 369,000 units of other products.

During the nine months ended September 30, 2020, the Company experienced negative cash flow from operations of $66,141 and used $40,000 for investing activities while adding $258,921 of cash flows from financing activities. Cash used in operating activities decreased from $170,352 for the nine-month period ending September 30, 2019, to $53,142 for the nine-month period ending September 30, 2020. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by the non-cash share-based compensation and depreciation. The Company used $40,000 and $1,165 in cash from investing activities for the nine-month period ending September 30, 2020, and September 30, 2019, respectively. Cash provided from financing activities increased from $169,186 for the nine-month period ending September 30, 2019, to $246,921 for the nine-month period ending September 30, 2020. The increase in cash provided from financing activities was primarily a result of increase in proceeds from the issuance of common stock and proceeds from the Paycheck Protection Program.

In addition to $137,690 from the PPP Loan, the Company received $200,000 from the sale of 338,983  shares of Common Stock to a private investor on May 21, 2020. The Company believes that most of the proceeds of the PPP Loan and the sale of shares will not be expended to reduce its existing obligations. The Company also believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including approximately $600,000 to repay loans and interest that are past due, assuming that the Company’s operating loss remains at the same level. The Company plans to seek extensions of these loans, in which case, the amount of such funding will be reduced, but cannot give assurance as to the extent that it will be successful. The Company plans to fund its activities through loans from banks and other financial institutions and the sale of debt or equity securities to private investors. There is no assurance that such the funding will be available on acceptable terms, or available at all. If the Company is unable to raise sufficient funds when required or on acceptable terms, it may have to reduce significantly, or discontinue, its operations. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, the Company requires substantial additional capital. In the event that it cannot raise such capital, it may have to curtail its operations or could fail.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Title

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CONTAINER TECHNOLOGIES, INC.

Date: November 16, 2020	BY:	/s/ Douglas P. Heldoorn
Douglas P. Heldoorn
Principal Executive Officer

Date: November 16, 2020	BY:	/s/ Jeffory A. Carlson
Jeffory A. Carlson
Principal Accounting Officer