Form 10-K
period 2020-12-31
ADVANCED CONTAINER TECHNOLOGIES, INC.
filed 2021-04-16
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________

Commission file number: 000-29381

ADVANCED CONTAINER TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Florida	65-0207200
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1620 Commerce St., Corona, CA	92878
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (951) 381-2555

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [ ] No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2.4 million.

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the Registrant’s common stock as of April 13, 2021, was 51,621,524.

(DOCUMENTS INCORPORATED BY REFERENCE)

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

ADVANCED CONTAINER TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. The use of words such as “anticipates,” “expect,” “intend,” “strive,” “goals,” “plans,” “opportunity,” “future,” “achieve,” “grow,” “committed,” “believes,” “seeks,” “targets,” “estimated,” “continues,” “likely,” “possible,” “may,” “might,” “potentially,” “will,” “would,” “should,” “could,” “on track,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to uncertain events or assumptions – such as future responses to and effects of COVID-19; projections of our future financial performance; future business, social, and environmental performance, goals, and measures; our anticipated growth and trends in our business and operations; projected growth and trends in markets relevant to our businesses and especially, the market for GrowPods and cannabis and related products; business and investment plans; future products and technology; laws and regulation, and especially those relating to cannabis; projected cost and yield trends; availability, uses, sufficiency, and cost of capital of capital resources; valuations; the future purchase, use, and availability of products, components, and services supplied by third parties – are based on management’s expectations as of the date of this report, unless an earlier date is specified, and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and particularly, in Item 1A – Risk Factors. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. You are urged to review and consider carefully the various disclosures made in this report and in other reports and documents that we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

NOTE REGARDING THIRD-PARTY INFORMATION

This report includes information and estimates that are based on reports and other publications from industry analysts, market research firms, and other independent sources, in addition to management’s own good faith estimates and analyses. We believe that these reports and publications, which are generally available to the public and were not commissioned by us, are reliable, but have not independently verified them or their underlying data sources, methodologies or assumptions. They contain information and estimates that are based on estimates, forecasts, projections, market research, or similar methodologies and are inherently subject to uncertainties. Actual events or circumstances may differ materially from events and circumstances reflected in these reports.

NOTE REGARDING DESCRIPTIONS OF CONTRACTS

This report on contains descriptions of contracts and instruments to which the Company or its officers and directors are parties or by which it is affected. Where such contracts or instruments are exhibits to this report, either because they are filed herewith or incorporated herein by reference, you are referred thereto and the descriptions herein are qualified by such reference. These contracts and instruments are identified in Item 15 – Exhibits, Financial Statement Schedules.

PART I

Item 1. Business.

General Information

Advanced Container Technologies, Inc. (the “Company”) was incorporated under the laws of the state of Florida on September 5, 1997. It changed its corporate name to Acology, Inc. on January 9, 2014; on August 28, 2018, to Medtainer, Inc.; and on October 3, 2020, to its present name.

On October 9, 2020, the Company acquired all of the outstanding shares of Advanced Container Technologies, Inc., a California corporation (“Advanced”), that has the same corporate name as the Company, from its shareholders pursuant to an Exchange Agreement, dated August 14, 2020, which was amended on September 9, 2020 (as so amended, the “Exchange Agreement”) in exchange for 50,000,000 shares of the Company’s Common Stock. This exchange resulted in Advanced’s becoming a wholly owned subsidiary of the Company. For information as to the business that the Company conducts through Advanced, see Item 1 – Business – Products and Services – GrowPods and for information as to the interest of certain person in the Exchange Agreement, see Item 13 – Exchange Agreement.

The acquisition of Advanced represents a material change in the business strategy of the Company and an expansion of its product base. Since the inception of the Company in 2014, its intended growth strategy was to concentrate on increasing sales of Medtainers®, while introducing related products and services, such as humidity control inserts and printing. This approach resulted in relatively flat revenues, increasing expenses and a history of losses. Management believes that this acquisition offers the prospect of substantially increased revenues, without a comparable increase in expenses, and offers the Company an opportunity to expand its profits significantly. For further information respecting these expectations, see Item 1 – Business – GrowPods – The Market for GrowPods.

The Company has authorized capital of 100,000,000 shares of common stock, par value $0.00001 per share (“Common Stock”), and 10,000,000 shares of preferred stock, without par value.  On March 22, 2019, the Company combined the outstanding shares of its Common Stock on the basis of one share for each 100 shares then outstanding and on that date, reduced the number of authorized shares of Common Stock from 6,000,000,000 to 100,000,000, while the number of authorized shares of preferred stock remained 10,000,000. On October 3, 2020, the Company combined the outstanding shares of its Common Stock on the basis of one share for each 59 shares then outstanding; the number of authorized shares of Common Stock and preferred stock was unaffected. The effects of these combinations have been retroactively applied to all periods covered by this report. The Company has also designated 1,000,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”) and, on July 31, 2020, issued them to its chief executive officer in exchange for 305,085 shares of his Common Stock; these shares, together with the shares of Common Stock owned by him, confer voting control of the Company on him. See Item 10 – Employment Agreement.

The Company’s principal place of business is located at 1620 Commerce St., Corona, CA 92880. The Company’s telephone number is (951) 381-2555. The Company has two corporate websites: www.advancedcontainertechnologies.com for GrowPods and related items and www.medtainer.com for Medtainers® and related products and services. Common Stock is quoted on the OTC Pink tier of OTC Link, a quotation system operated by OTC Markets Group Inc. (“OTC Link”) under the trading symbol ACTX.

Products and Services

The Company markets and sells two principal products: (i) GrowPods, which are specially modified insulated shipping containers manufactured by GP Solutions, Inc. (“GP”), in which plants, herbs and spices may be grown hydroponically in a controlled environment (“GrowPods”) and (ii) Medtainers®, which may be used to store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Company also markets and sells various products related to GrowPods and the Medtainer®. GrowPods and their related products are described in Item 1. Business – Products and Services – GrowPods, and the Medtainer® and its related products are described in Item 1. Business – Products and Services – The Medtainer®. The Company also provides private labeling and branding services for purchasers of Medtainers® and certain related products. For further details, see Item 1 – Business – Printing.

Revenues from the Company’s products and services for the years ended December 31, 2020, and December 31, 2019, were as follows:

	Year Ended December 31,
	2020		2019
	Revenues	%	Revenues	%
Medtainers®	$1,172,278	53	$1,391,296	65
Humidity pack inserts	643,671	29	357,218	17
Lighters	183,549	8	140,662	6
Plastic lighter holders	70,598	3	74,547	4
Shipping charges	64,910	3	65,542	3
Printing	44,409	2	83,442	3
Jars	27,520	1	23,370	1
Others	20,733	1	12,389	1
Total revenues	$2,227,668	100	$2,148,466	100

The Company received no revenue from GrowPods in the years ended December 31, 2020, or December 31, 2019.

The Company markets all of its products and services directly to businesses through its phone room, to the retail public through internet sales, and directly to wholesalers and other businesses who resell its products to other businesses and end users. See Item 1 – Business – Sales and Distribution.

Because Advanced sold no GrowPods during 2020 and the Company’s printing business is a service that relates principally to its Medtainer® products and lighters, the Company regards itself as having had a single segment during 2020.

GrowPods and Related Products

Through its wholly owned subsidiary, Advanced, the Company has, since October 9, 2020, engaged in the business of marketing and distributing GrowPods under a Distributorship Agreement, dated August 6, 2020, by and between Advanced and GP (the “Distributorship Agreement”), which Advanced entered into in connection with the Exchange Agreement. GrowPods may be used to grow, farm and cultivate flowers, fruits, plants, vegetables, cannabis, grains and herbs hydroponically, in controlled environment settings that allow end users to control key farming variables, including temperature, humidity, carbon dioxide, light intensity spectrum, nutrient concentration and pH. We also sell branded growing media and nutrients. For further information respecting the Distributorship Agreement, see Item 11 –Business – Products and Services – GrowPods and Related Products, and for information respecting the interests of certain persons who were affiliates of the Company when the Exchange Agreement was signed, or who became such affiliates upon its consummation, see Item 13 – Distributorship Agreement.

2

The following shows GrowPods:

GrowPod Cross Section

GrowPod Interior View	GrowPod Interior View

Proprietary Air and Water Filtration System	Control Panel

Hydroponics is a is a method of growing plants without soil, by using nutrients that are dissolved in water. Plants may be grown with only their roots exposed to the nutrients or roots may be physically supported by an inert growing medium such as perlite and gravel. The spaces in which plants may be grown range from mason jars at one extreme to large warehouses and covered terrain at the other. There are several growing techniques, including (i) static solution culture, in which plants are grown in smaller containers of nutrient solution, (ii) continuous-flow solution culture, in which the nutrient solution constantly flows past the root, which facilitates automation because sampling and adjustments to the temperature, pH, and nutrient concentrations, (iii) agroponics and fogoponics, in which roots are kept in an environment saturated with fine drops or a mist of nutrient solution, (iv) ”run to waste,” in which a nutrient solution is applied one or more times per day to a container of inert growing media and which may be automated with a delivery pump, a timer and irrigation tubing to deliver nutrient as appropriate in light of plant size, plant growing stage, climate, substrate, and substrate conductivity, pH, and water content and (v) deep water culture, in which suspended plant roots are fed a solution of nutrient-rich, oxygenated water.

We believe that we are positioned to become a leading competitor by market share of in the market for container-based hydroponic growing spaces, which we believe is a unique category of such spaces. Our mission is to provide small- to medium-sized growers, farmers and cultivators with a product that enables greater quality, efficiency, consistency and speed in growing their crops than traditional farming.

GrowPods

GrowPods are 20- or 40-foot insulated food-grade containers that GP modifies to add climate control, aqueous or soil-based platforms, LED lighting, a nutrient tank, an irrigation system, a reverse-osmosis water purification system, air and water filters and remote monitoring. Optionally, GP adds prep stations, additional sensors and controls, solar and natural gas energy solutions, security systems and custom colors and graphics multiple pod connections, means of stacking GrowPods, modular additions, clean rooms and specialized shelf systems.

GrowPods use both indoor organic hydroponic and soil-based systems to provide plants with nutrients, water, and oxygen. LED lights installed in GrowPods are adjustable and can create the specific the spectrum, intensity, and frequency that is optimal for the growth of a particular crop. Automated monitoring equipment enables a grower to maintain the proper level and mixture of nutrients and a precise growing environment. A GrowPod can grow some plants up to five times faster than traditional farming.

Using GrowPods, growers can use physical space, water and other resources more efficiently, while enjoying year-round and more rapid grow cycles, as well as more predictable and abundant yields, compared with traditional farming.

Some of GrowPods’ advantages over traditional farming are:

·	Productivity. GrowPod provide substantially more productivity. For example, a GrowPod can produce approximately 2,000 heads of lettuce every 55 days, as compared with 4,000 heads per year for the same ground area for traditional farming. Because GrowPods can be stacked (up to five containers high), productivity for each square foot of ground space can be multiplied by a factor of five.
·	Potentially lower operating costs. The operating costs of GrowPods are potentially lower than for traditional farming because water is reused, nutrients are concentrated and their amounts precisely determined, no pesticides are needed. No labor for tilling, weeding or crop protection is required and operation is automated. While annual operation costs for a GrowPod vary, we believe that the average is approximately $18,000 per year (including electricity, water and growing supplies).
·	Climate insensitivity. GrowPods are unaffected by the outside elements. Crops can be grown in a GrowPod year-round in cold areas, reducing the costs of transporting food.
·	No Pesticides. Because the controlled environment of GrowPods prevent pests, no insecticide is required.
·	Location versatility. GrowPods can be installed in building, warehouses, garages and parking lots, close to the market for their crops, saving transportation costs and enhancing freshness.
·	Ease of moving. GrowPods can easily be moved as the needs of its owner may require.
·	Better food. Food grown hydroponically has better product safety, quality and consistency.
·	Reduced transportation costs and carbon emissions. Hydroponics, especially vertical farming, allows farming operations to be located significantly closer to end-users, thereby reducing transportation distance.
·	Reduced food waste. Since hydroponics allows for food production significantly closer to end-users, there is less time between production and consumption and therefore reduced product spoilage, damage and waste.
·	Chemical runoff prevention. Due to closed-loop nature of hydroponics systems, hydroponics significantly decreases the risk of chemical runoff, which is generally more difficult to control in traditional farming.
4

While GrowPods offer savings in labor, material and space, they require a substantial amount electrical energy, the cost of which is sometimes higher than that of petroleum-based power that is commonly utilized in traditional farming. We believe that this is offset by the fact that plants may be grown in urban areas and in inhospitable climates, thereby reducing transportation times and costs and enhancing freshness. High energy costs tend to increase the cost of commonly grown crops, such as lettuce, herbs and spices; however, as the value of a crop increases, the cost of energy tends to become a less important consideration.

Growing Media and Nutrients

Starting in 2021, we are distributing distribute certain products that are used in order to improve the efficiency of the agricultural growing and the cultivation process. Growing media consists of premium soils and soil alternatives, such as perlite, gravel, rock wool, coconut coir or clay pebbles, used in hydroponic cultivation. We sell some of these products under the names Prolific Soilless Growth Medium and Prolific Fertilizer.

Other Supplies

Starting in 2021, we are also selling high-efficiency LED lighting, electronically controlled irrigation systems, humidifiers and growing panels as replacement part and upgrades.

The Market for GrowPods

The Expanding Hydroponics Market

Hydroponics is an increasingly significant and fast-growing component of the expanding global commercial agriculture sector. The Company believes that hydroponics will be used increasing as a farming technique, especially for cannabis. According to the USDA, farm output was $136.1 billion in the U.S. alone in 2019, and according to New Frontier Data, the market for legal cannabis in the U.S. in that year was $13.2 billion, with an additional $13.5 billion of illegal cannabis. As indicated below, we expect the market for legal cannabis to grow dramatically.

According to industry publications, revenue for the global hydroponics industry totaled approximately $65 billion in 2019 and is expected to grow at a compound annual growth rate of 16% from 2019 to 2023. According to these publications, the global wholesale hydroponic equipment and supplies industry totaled approximately $8 billion in 2019 and is expected to grow at a compound annual growth rate of 12.8% from 2019 to 2025.We believe that rapid growth in demand for hydroponically grown crops will increase demand for GrowPods.

We believe that the growth in the demand for GrowPods and related products will be driven by a broad array of factors including:

Significant Growth in the Cannabis Industry

We believe that a majority of our hydroponic equipment and supplies is purchased by participants in the cannabis industry. The North American cannabis industry is massive and growing rapidly, driven largely by state-level legalization efforts in the U.S. We believe that the current and expected growth in the size of the cannabis market has had and will continue to have a very significant positive impact on sales of our hydroponic equipment and supplies.

The following map illustrates the state-level progression through 2020 of cannabis legalization in the U.S., differentiating states that have fully legalized cannabis for medical and adult-use purposes and states that have partially legalized cannabis for medical purposes only. Importantly, though several U.S. states have taken significant steps towards cannabis legalization, we believe the North American legal cannabis market is still in the nascent stages of realizing its growth potential. As of the date of this report, only 15 U.S. states and the District of Columbia had legalized cannabis for adult-use. The aggregate population of those states is around only one-third of the total U.S. population. Furthermore, in U.S. states that have passed cannabis laws, many such laws remain restrictive to consumer access. As an example, we believe significant suppressed demand would be unlocked in Texas, should the state adopt a medical cannabis law that more closely resembles that of their neighboring state, Oklahoma, where there has been significant growth since cannabis was legalized for medical use in 2018.

Since the preparation of the above map, the State of New York has legalized cannabis and the State of Virginia has legalized it for medical use. In the legislatures of the states that have not legalized cannabis for adult use, there are 23 bills that would legalize its use by adults or for medicinal purposes.

According to industry publications, the U.S. cannabis market will reach approximately $31.1 billion by 2024, up from approximately $12.2 billion in 2019, representing a 21% CAGR. The following chart illustrates the forecasted growth of the cannabis industry in the United States:

Significant growth in the U.S. cannabis market is expected due to (i) continued state initiatives for new adult use and/or medical-use programs in additional U.S. states, (ii) expanded access for patients or consumers in existing state medical or adult-use cannabis programs, and (iii) increased consumption driven by greater product diversity and choice, reduced stigma, and real and perceived health benefits in states with existing adult-use or medical use programs.

State initiatives for new adult-use or medical-use programs.

We believe support for cannabis legalization in the U.S. is gaining momentum. According to a November 2019 poll by Pew Research Center, public support for the legalization of cannabis in the U.S. increased from approximately 41% in 2010 to approximately 67% in 2019. According to a 2019 poll by Quinnipiac University, 93% of Americans support patient access to medical-use cannabis if recommended by a doctor. Furthermore, due to the recent socio-economic changes across the U.S. since early 2020, many state government budgets are increasingly under pressure to identify additional revenue sources, such as the potential revenue streams from the taxation and job creation that state legalized adult-use cannabis may offer. Accordingly, a number of states are at various stages of considering implementing laws permitting cannabis use or further liberalizing their existing laws permitting such use. We believe this fact points to the significant sales opportunities for us if or when additional U.S. states legalize adult-use programs.

Expanded access for patients and consumers in existing state medical and adult-use programs.

The cannabis business in states with existing cannabis laws will continue to grow, creating jobs and opportunities for workers and entrepreneurs. Cultivators, manufacturers, dispensaries, delivery providers, labs and other cannabis-related businesses will continue to grow in these regions. As these businesses proliferate, we believe that demand for GrowPods will increase.

Greater product diversity and choice, reduced stigma and real and perceived health benefits in states with existing adult-use or medical use programs.

Several key developments have contributed to an increase in cannabis product availability and breadth, including the proliferation of CBD and other cannabis-infused products, including edibles, oils, tinctures, and topical treatments. We believe that the historical stigmatization of cannabis use has diminished significantly, driven by a more supportive legislative environment, changes in sociopolitical views and greater awareness of the potential health benefits of cannabis. According to industry publications, real and perceived health benefits extend into areas including cancer treatment, pain management, the treatment of neurological and mental conditions, and sleep management. According to industry publications, the use of cannabis in the U.S. by adults aged 65+ has increased sharply in recent years from 0.4% in 2006 and 2.9% in 2015 to 4.2% in 2018 (JAMA Internal Medicine).

Acceleration of Hydroponics Adoption

Both the commercial agriculture and cannabis industries are increasingly adopting more advanced agricultural technologies in order to enhance the productivity and efficiency of operations. This trend continues to increase globally, driven by the factors listed above as well as growth in fruit and vegetable farming, consumer gardening and the continued adoption of vertical farming. Vertical farming, which involves the stacking of GrowPods, has gained popularity mainly due to its advantage of maximizing yield by growing crops in layers. Industry publications project that the global vertical farming market will reach approximately $6 billion in 2023, up from $3 billion in 2019, representing a 24% CAGR from 2019 to 2023.

We believe that hydroponics is and will continue to be the primary method of growing cannabis, driving demand for our products. The movement towards the legalization of cannabis in the U.S. comes with a corresponding increase in regulatory oversight and statutory requirements for growers and their products. These regulations not only enhance product safety and transparency to consumers but usually necessitate the use of hydroponics in cannabis cultivation in order to meet mandated THC content or impurity tolerances.

Strong Demand for Hemp for CBD Production

Hemp cultivation in North America has grown significantly since the passage of the U.S. Farm Bill in December 2018. Consumers are increasingly using hemp-derived products such as CBD for their therapeutic benefits. According to industry publications, the U.S. hemp-derived CBD market is expected to grow from $1.2 billion in 2019 to $6.9 billion in 2025, representing a 6-year CAGR of 33.8%. We believe that there is a market for GrowPods from growers of hemp.

Competitive Strengths

We believe that we will be successful in distributing GrowPods due to the following competitive strengths:

Leading Market Positions in an Expanding Market

We are a leading seller of container-based hydroponic systems in the U.S. We believe that there are approximately 20 companies that sell or resell products similar to GrowPods in the United States, including manufacturers of such systems who sell their products directly, but because we began selling GrowPods late in 2020, we are unable to ascertain our relative position among them. We serve several attractive end-markets, including hemp and indirectly, the cannabis industry. GP is an independent producer of container-based hydroponic systems.

Favorable trends in hydroponics, including increased adoption of vertical farming methods to increase yields, are projected to drive a 24% CAGR for the vertical farming market through 2023, according to industry publications. Similarly, growers’ increasing preference to reduce water and energy usage, limit pesticide use and risk of environmental runoff and reduce labor costs coupled with growing consumer demand for fruits and vegetables are expected to drive significant growth in hydroponic. Furthermore, hydroponic growing allows farms to be located closer to their consumers, greatly reducing the costs and waste related to transportation and resulting in an overall smaller carbon footprint. We expect to see the most significant growth in cannabis. We believe that increased support for cannabis legalization at the federal level in the U.S., an increase in U.S. states’ legalization adult-use and medical cannabis and consumer and commercial awareness of the benefits associated with hemp-derived products will drive continued growth.

Capitalizing on Rapidly Growing Markets

Grower can benefit from macroeconomic factors that we believe will drive demand for GrowPods – as single units or stacked – as well as the growth in cannabis, hemp and other end-markets. As the population grows and urbanizes, we expect vertical farming to be increasingly used to meet the demand for these crops. Industry publications estimate that the global vertical farming market will expand at a 24% CAGR from 2019 to 2023. In addition, the U.S. and Canadian markets for legal cannabis had an estimated value of approximately $14 billion in 2019 and are projected to grow to approximately $37 billion by 2024. The hemp market has benefited from consumer adoption of hemp-derived CBD products. According to industry publications, the U.S. hemp-derived CBD market is expected to grow from $1.2 billion in 2019 to $6.9 billion in 2025, representing a six-year CAGR of 33.8%. We expect that these favorable growth trends by continuing to increase demand for GrowPods.

No Seasonality

We experience no seasonality due to the fact that GrowPods are climate insensitive.

The Distributorship Agreement

Under the Distributorship Agreement, Advanced has the exclusive right to acquire GrowPods and related products at prices to be agreed to from time to time and to sell and distribute them within the United States and its territories at prices that Advanced and GP agree to from time to time, and Advanced is obligated to use its best efforts to sell them. The Distributorship Agreement has an initial term that will expire on December 31, 2025. ACT may renew the Distributorship Agreement indefinitely as long as it purchases the lesser of (i) 100 GrowPods or (ii) GP’s total output of GrowPods in the last calendar year of any term. GrowPods and related items are shipped directly to our purchasers by GP. In the event that Advanced fails to pay GP’s invoices within 30 days of Advanced’s receipt of GP’s products and such default continues unremedied for 15 days after Advanced’s receipt of written notice thereof, GP may terminate the Distributorship Agreement on written notice. In the event that the event that GP is in default of its obligations to deliver its products and such default continues unremedied for 15 days after its receipt of written notice thereof, Advanced may terminate the Agreement on written notice. GP provides a limited warranty that its products will be free of defects in materials and workmanship upon their delivery and for 1 year thereafter.

The Company believes that the Covid-19 Pandemic has not affected GP’s ability to perform its obligations under the Distributorship Agreement.

The Medtainer® and Related Products

Medtainers® are manufactured from medical-grade polypropylene resin. They can store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs and are air- and water-tight. The Company sells the original 20-dram version, a 20-dram version that has received child safety certification, and a 40-dram version. The Company is focusing its marketing of Medtainers® on the drug stores and drug store chains, cannabis/CBD markets, veterinarians and veterinary distributors and other distributors and end users.

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

On June 8, 2018, the Company acquired the patents and patent applications relating to the Medtainer® patents, the trademark “Medtainer” and a related domain name from Polymation, LLC (“Polymation”), agreed with Polymation to terminate the agreement under which the Company purchased Medtainers® from Polymation, licensed Polymation to manufacture Medtainers® solely for purchase by the Company under these patents and entered into a production contract, dated June 8, 2018, which was amended on March 27, 2019, under which Polymation manufactures and the Company purchases Medtainers® (as so amended, the “Production Contract”). The Production Contract requires the Company to purchase at least 30,000 units per month, increasing by 1% on each anniversary of its effective date, and sets prices for the products purchased thereunder, subject to periodic increase for changes in the local consumer-price index. Its term expires on April 30, 2031, unless the Company exercises a termination option, under which it may terminate the Production Contract upon payment to Polymation of $400,000, less any amount that its owner agrees that he owes to the Company or that he owes to it under a final and unappealable judgment, provided that the shares of Common Stock issued to him in the transaction in which the Company acquired the patent and trademark may be publicly sold under the exemption from registration under the Securities Act of 1933 (the “Securities Act”) afforded by Rule 144 promulgated thereunder or another exemption from such registration.

Because the Company owns the patent for the Medtainer®, to the extent that it can sell more Medtainers® than it is required to purchase under the Production Contract, it will be able to manufacture them in-house or acquire them from a third party, possibly at prices lower than under the Production Contract, but unless the number of Medtainers® that the Company is not required to purchase under the Production Contract is substantial, doing so may not be cost-effective. The Company intends to continue its efforts to sell Medtainers® globally, which, if successful, would increase demand for Medtainers® and could increase sales volume, with the result that the Company might produce them at its facilities or seek out a third party to manufacture them, instead of purchasing them from Polymation, if doing either were cost-effective. The Company presently has no suppliers other than Polymation for Medtainers®.

The Company believes that the raw materials used by Polymation in manufacturing Medtainers® are readily available.

The Company believes that the Covid-19 Pandemic has not affected Polymation’s ability to perform its obligations under the Production Agreement.

Other Products

In addition to Medtainers®, the Company sells and is actively developing markets for the following products, all of which it purchases from their manufacturers and resells:

●	Humidity Control Inserts. These inserts are placed into air- and water-tight containers, such as humidors and Medtainers®, to maintain humidity by adding or removing moisture. These inserts are of varying sizes and capable of maintaining various ranges of relative humidity, depending on the specifications of each particular insert. The Company purchases inserts from Boveda Inc. and Desiccare, Inc. and markets them under the Boveda or Desiccare label. The Company also has an agreement with Desiccare for it to private label inserts under the name “MED X 2 Way Humidity Control Pack” and markets some of the inserts it purchases from Desiccare under its own private label. The Company believes that marketing inserts under its own brand label is significant in that many of its Medtainer® products are now being sold with humidity packs inserted into the containers and that this “value added” factor has increased demand for its product.
●	Smell-Proof Bags. These airtight bags are made of flexible polyester, Mylar®, plastic and other substances, with such means of closure as Velcro®, Ziploc® and zippers. Some use activated carbon to enhance odor removal. They are of varying size and can be used to store and prevent dissipation of odors from fish, herbs and dirty clothes, among others.
●	Lighters. The Company sells butane lighters that are sold with and without logos and other markings. The Company adds logos and markings based on customers’ specifications.

There are numerous manufacturers of these products.

Printing

The Company began providing printing services in 2015. In 2020, it had revenue of $44,409 from printing, compared with $83,442 in 2019. The Company entered this business because some of its customers desired to have custom labels imprinted on the products that they purchased from the Company and the Company found that the cost of doing so through third parties raised the price that it charged to customers for imprinted products to levels that it believed would impede sales. Labelling is performed using two specialized printers, one of which is capable of printing on nonporous plastic. Currently, about 2,000 square feet is devoted to printing. The Company is seeking additional printing business from companies that require labelling on their own products.

Sales and Distribution

The Company sells all of GrowPods and related products to end users, approximately 98% of its Medtainer® and related products are sold to wholesalers and distributors, who resell them to businesses and consumers, with and without custom labeling; the remainder are sold directly to retail consumers through internet sales and at trade shows. The Company does not have a showroom for GrowPods, but is able to demonstrate them to customers at GP’s manufacturing facility in Colton, California, and at the facility at which they are completed finished in Skiatook, Oklahoma.

Prior to the Covid-19 pandemic, nine of the Company’s personnel worked in its phone room, making sales by telephone and over its Medtainer® website; the number as of April 7, 2021, was five.

The Company believes that social media are important to marketing its products and it maintains a presence on Instagram, Facebook, Twitter and other social media.

The Company believes that it is important to maintain strong relationships with its direct customers and its distributors, and, where possible, their customers and takes measures to do so.

As of April 7, 2021, the Company’s backlog of orders that it believed to be firm was $362,500 for GrowPods and related products and $62,373 for Medtainers® and related products, all of which the Company expects to fill during the current fiscal year. As of April 7, 2019, its backlog was $60,744 for Medtainers® and related products, of which $12,418 was filled during 2020; the Company sold no GrowPods and related products during 2019.

Patents, Trademarks and Other Intellectual Property

GrowPods and Related Products

GP has not registered “GrowPod” or the names of related products as trademarks under federal or state law. The Company does not believe that these names are material to its success in selling these products.

The Medtainer®

The Company owns patents and patent applications relating to the Medtainer®, a trademark of the name Medtainer® and a related internet domain. While the Medtainer® is patented, similar products are being manufactured and sold, the Company has not determined whether these products conflict with the Medtainer® patents; however, if it determines that a conflict exists, it takes measures to enforce its patents. The Company does not know to what extent these products have affected its business.

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

Our ability to compete effectively depends in part on our rights to trademarks, patents and other intellectual property rights we own or license. We have not sought to register every one of our trademarks, patents and other intellectual property in every country in which we sell Medtainers®. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights, we may not receive the same protection in other countries as we would in the United States with respect to our patents and trademarks. Litigation may be necessary to enforce our intellectual property and proprietary rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe, misappropriate or otherwise violate their intellectual property or proprietary rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources.

We may need to obtain licenses to patents and other intellectual property and proprietary rights held by third parties to develop, manufacture and market our products, if, for example, we sought to develop our products, in conjunction with any patented technology. If we are unable to timely obtain these licenses on commercially reasonable terms (or at all) and maintain these licenses, our ability to commercially market our products, may be inhibited or prevented.

Employees

Prior to the Covid-19 pandemic, the Company had, in addition to its 2 executive officers, 9 sales personnel, 3 administrative personnel and 4 print technicians and warehouse personnel. Due to the pandemic, the Company has reduced its employees, in addition to its 2 executive officers, to 1 print technician and 3 sales personnel. Depending on the demand for GrowPods, the Company may increase its staffing.

Competition

We operate in highly competitive industries. There are numerous manufacturers, distributors and resellers of small containers, which include metal, glass, resin, plastic, paper and other packaging materials, while the Company believes that there are about 20 manufacturers, distributors and resellers of container-based hydroponic systems. These competitors are of varying sizes and include Freight Farms, Inc., Micro Lab Farms, Vertical Harvest LLC Freight Farms, Inc. and Greentech Agro LLC with respect to GrowPods; and national and local distributors and manufacturers of hydroponic equipment, nutrients and growing media, such as Maxigrow Ltd., Hydrotek Hydroponics Ltd., Hydrofarm Holdings Group, Inc., The Scotts Miracle-Gro Company and Wholesale Hydroponic Supplies. We also face competition from smaller regional competitors who operate in many of the areas where we compete. Most of the Company’s existing and potential competitors have greater brand name recognition and their products may enjoy greater market acceptance among its potential customers. In addition, many of these competitors have significantly greater financial, technical, sales, marketing, distribution, service and other resources than does the Company and may be more able to adapt quickly to customers’ changing demands and changes in technology, to enhance existing products, to develop and introduce new products and new production technologies and to respond timely changing market conditions and customer demands. If the Company is not able to compete successfully in the face of its competitors’ advantages, its ability to gain market share or market acceptance for its products could be limited, its revenues and profit margins could suffer and it might never become profitable. Additionally, if demand for our products continues to increase due to the growth of the cannabis and industrial hemp industries, new competitors may enter the market. We believe that the barriers to entry to distributing products similar to those that we resell and to their manufacture are relatively low.

Competitive factors for the products that we market product quality, brand awareness, product performance, value, reputation, price and advertising. We believe that we currently compete effectively with respect to each of these factors.

Government Regulation

The Company’s GrowPod business is affected by laws and regulations relating to cannabis, as set forth in Item 1A. Risk Factors. The Company sells products that may be used for cannabis-related purposes. While there is no national governmental regulation relating to the sale of hydroponics equipment, certain products included in our growing media and nutrients product line are subject to certain registration requirements with some U.S. state regulators and federal regulations. We intend to obtain the requisite licenses to sell these where required. Our products include growth media and nutrients that contain ingredients that in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of such products could have an adverse impact on companies providing us with these products and on the end users of these products, and as a result, limit our ability to sell them.

The Food and Drug Administration (the “FDA”) regulates the material content of Medtainers®, including the medical-grade polypropylene resin used in their manufacture, pursuant to the Federal Food, Drug and Cosmetic Act, and the Consumer Product Safety Commission (the “CPSC”) regulates certain aspects of these products pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. The FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which the Company sells or intends to sell its products. In addition, certain state laws restrict the sale of packaging with certain levels of heavy metals and impose fines and penalties for noncompliance. Although FDA-approved resins and pigments are used in its products that directly contact food and drugs and the Company believes that Medtainer® products are in material compliance with all applicable regulatory requirements (although the Company is not required to submit these or any other products to the FDA or the CPSC for review), the Company is subject to the risk that these products could be found not to be compliant with these and/or other requirements. A recall of any of these products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on the Company.

The Company believes that it is not otherwise subject to laws and regulations that affect it to a greater extent than other businesses generally.

Information About Executive Officers

The names and ages of the Company’s executive officers and their positions with the Company are as follows:

Name (Age)	Present Position (Effective Date)	Positions Held During Past Five Years (Effective Date)
Douglas Heldoorn (53)	Chairman of the Board and CEO (2020); Director (2014)	President and COO (2014); Director (2014)
Jeffory A. Carlson (48)	Chief Financial Officer and Treasurer (2020)	Director (July 19 – October 9, 2020); Controller (2014)

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

As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, the Company requires substantial additional capital. In the event that it cannot raise such capital, it may have to curtail its operations or could fail.

The Company’s business, financial condition, results of operations and liquidity may be substantially and adversely affected by the Covid-19 pandemic.

Due to measures taken by the Company to reduce operating expenses, principally payroll costs, the COVID-19 pandemic has not had a material impact on our business and results of operations. As the result of these measures and although revenues were nearly equal for the years ended December 31, 2020, and December 31, 2019, the Company was able to decrease its operating loss for the later year by $820,727. Nevertheless, the federal and local governmental restrictions that were implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement and gathering of people, affected the Company during the year ended December 31, 2020, and in the year 2021 and may continue to do so. As the pandemic has abated, some of these restrictions have been temporarily or permanently removed. However, it is not yet clear when the Company and its customers will be able to resume normal operations. Assuming that government vaccination programs are successful, this may occur in the near future. However, if they are not successful, or if they cannot contain infections due to emerging virus variants, these restrictions could continue indefinitely. The ultimate extent of the impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.

During the year ended December 31, 2020, the cost saving actions that the Company took to address and mitigate the effects of COVID-19 among other things reduced its ability to market its products led to disruptions in its business, reduced its ability to grow, resulted in the termination of many employees and increased the workload for the employees that were retained, may have affected the ability to raise capital and may have created risks to the effectiveness of the Company’s internal controls. The Company expects that these and other existing and potential impacts of COVID-19 will continue until the pandemic is controlled.

If the pandemic intensifies, the risks to which the Company is subject, including, but not limited to, those arising because of its inability to raise capital, the ability of its customers to pay the Company on a timely basis or at all and the execution of its strategy, may increase.

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Impact of the Covid-19 Pandemic for further information.

The Company sells products that may be used for cannabis-related purposes.

We are not engaged in the cultivation or sale of cannabis but sell our products to persons who may use them in growing cannabis or to resellers and wholesalers who may resell them to such persons. Accordingly, laws and regulations governing the cultivation and sale of cannabis and related products affect our business. Legislation and regulations pertaining to the use and growth of cannabis are enacted on both the state and federal government level in the United States. Federal and state laws and regulations governing the growth and use of cannabis are subject to change. New laws and regulations pertaining to the use or cultivation of cannabis and enforcement actions by state and federal authorities concerning the cultivation or use of cannabis could indirectly reduce demand for our products and may materially and adversely affect our business, results of operations and financial condition.

State laws permitting the cultivation, possession, and of cannabis for adult and medical uses conflict with federal laws that prohibit the cultivation, possession and use of cannabis for any purpose. A number of states have passed legislation legalizing or decriminalizing cannabis for adult use, other states have enacted legislation specifically permitting the cultivation and use of cannabis for medicinal purposes and several states have enacted legislation permitting cannabis cultivation and use for both adult use and medicinal purposes.

Laws and regulations affecting the U.S. cannabis industry are continually changing, which could detrimentally affect our growth, revenues, results of operations and success generally. Federal, state and local laws and regulations relating to cannabis are broad in scope and subject to evolving interpretations. As a result, users of our products and certain of our suppliers could incur substantial costs associated with compliance, which could materially and adversely affect our business, results of operations and financial condition. In addition, violations of these laws by these users and suppliers, or allegations of such violations, could have a like effect.

Demand for our products may be negatively impacted, depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions develop. We cannot predict the nature of such developments or the effect, if any, that such developments could have on our business, results of operations and financial condition.

We and certain of our suppliers are subject to a number of risks, directly and indirectly through our customers and end users (collectively, “Cannabis Industry Participants”), because cannabis is illegal under federal law. If any of events described in connection with these risks were to occur, our business, results of operations and financial condition could be materially and adversely affected.

Cannabis is a Schedule I controlled substance under the Controlled Substances Act and accordingly, its cultivation, sale, or possession is unlawful under federal law, as is its advertisement for sale and the sale of paraphernalia designed or intended primarily for its use, unless such paraphernalia is authorized by federal, state, or local law. The Controlled Substances Act is enforced by the Drug Enforcement Administration (the “DEA”) The United States Supreme Court has ruled that the federal government has the right to regulate and criminalize cannabis, even for medical purposes. The illegality of cannabis under federal law preempts state laws that legalize its use and therefore, federal law and enforcement may adversely impact the implementation and effect of state laws permitting adult use of cannabis or its use for medical purposes.

The Food and Drug Administration (“FDA”), in conjunction with the DEA, licenses cannabis research and drugs containing active ingredients derived from cannabis. If cannabis were to become legal under federal law, its sale and use could be regulated by these or another federal agencies, either exclusively or in addition to state authorities.

Other laws that may affect us directly or indirectly through Cannabis Industry Participants include:

·	Businesses trafficking in cannabis may not take tax deductions for costs beyond costs of goods sold under Internal Revenue Code Section 280E. We cannot predict how the federal government may treat cannabis business from a taxation standpoint in the future and no assurance can be given to what extent Section 280E or other tax-related laws and regulations may be applied to cannabis businesses in the future.
·	Under federal law and the laws of some states, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term “drug paraphernalia” includes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether the Company’s products are drug paraphernalia is its national and local advertising concerning their use. The Company is aware that its products may be used for the above purposes and believes that some of its customers may so use them; however, it does not believe that its products were designed or are intended for cannabis-related purposes or that its products are drug paraphernalia. The Company and its officers could be subject to prosecution by federal and state authorities if they were to determine otherwise. Such prosecution could have an immediate and materially adverse effect on the Company.
·	Because the cultivation, sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property and proprietary rights, particularly with respect to obtaining and enforcing patents and trademarks.
·	Cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act (“RICO”).
·	Some courts have ruled that the federal bankruptcy courts cannot provide relief for parties who engage in the cannabis business. Such rulings have denied bankruptcies for cannabis dispensaries upon the justifications that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity or that courts cannot ask a bankruptcy trustee to take possession of and distribute cannabis assets as such action would violate the Controlled Substances Act.
·	Since cannabis is illegal under federal law, many banks do not accept for deposit funds from businesses involved in the cannabis industry. Consequently, because some banks have believed that we are involved in the cannabis industry, we have had, and could continue to have, have difficulty finding banks willing to accept or continue our business. Under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which includes any transaction associated with the cannabis business. These reports must be filed even though the business is operating legitimately under state law. In February 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking prosecution for violation of U.S. federal money laundering laws and refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the Controlled Substances Act and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous (the “Cole Memorandum”). The FinCEN Memo currently remains in place, but it is presently unclear whether the current administration will continue to follow its guidelines.
·	Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by the Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued administered or enforced by governmental authorities in the United States.
·	Insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult to find, and more expensive, to the extent that a company is deemed to operate in the cannabis industry.

On January 4, 2018, former U.S. Attorney General Jeff Sessions, who was appointed by former President Trump, issued a memorandum rescinding previous guidance directing U.S. Department of Justice and the U.S. Attorneys’ offices to focus their cannabis enforcement efforts under federal law only in identified priority areas, such as sale to minors, criminal enterprises, and interstate sales. Under this memorandum, local U.S. Attorneys’ offices retain discretion regarding the prosecution of cannabis activity authorized under state laws and regulations. Later, former U.S. Attorney General William Barr, who was also appointed by Mr. Trump, expressed support for the National Organization to Reform Marijuana Laws (NORML) during his testimony before the U.S. Senate on April 10, 2019. Federal authorities may decide to change the current posture and begin to enforce current federal cannabis law and, if they decide to ignore the principles set forth in the Cole Memorandum” and begin to enforce such laws aggressively, it is possible that they could allege that we violated federal laws by selling products that are used in the cannabis industry.

Changes in the federal approach to enforcement, either by the Biden administration or any succeeding administration, could negatively affect the industry, potentially ending it entirely or causing significant direct or indirect financial damage to us. The legal uncertainty and possible future changes in law could negatively and substantially affect our business, results of operations and financial condition.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture, arising from civil proceedings conducted by either the U.S. federal government or private citizens, or from criminal charges. This could have a material and materially adverse effect on our business, including our reputation and ability to conduct business, the listing or quotation of our securities on stock exchanges and quotation services, the settlement of trades of our securities, our ability to obtain banking services, our financial position, operating results, profitability or liquidity or the market price of our publicly traded shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation of any such matters or their final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved; however, such time or resources could be substantial.

We may encounter difficulty in marketing and selling GrowPods and related products

The Company began selling GrowPods and related products in 2021, and may not be able to hire, manage and retain the staff, or develop the skills and capacity, necessary to do so or raise the capital necessary to market and sell them.

Item 1B. Unresolved Staff Comments.

The Company is not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 promulgated under the Exchange Act, or a well-known seasoned issuer, as defined in Rule 405 promulgated under the Securities Act and is not required to provide information under this item. However, there are no unresolved staff comments.

Item 2. Properties.

The Company’s headquarters are located at 1620 Commerce St., Corona, California. Its wholly owned subsidiary, Med X Technologies Inc. (“Med X”) subleases this property from an entity owned by one of the Company’s officers and directors. For further information regarding this and prior subleases, see Item 13 –Certain Relationships and Related Transactions, and Director Independence – Real Property Lease.

The Company lease of premises of 6,000 square feet, which it uses as a showroom, at 579 N. 151st East Ave, Tulsa, Oklahoma, at a monthly rental of $5,500. The Company is obligated to pay all taxes, insurance, operating expenses, repairs and certain maintenance costs and utilities. The lease has a 1-year term that expires on March 31, 2022, and is renewable for a 1-year term at the same rent.

The Company believes that its properties are suitable and adequate for its purposes.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Common Stock is quoted on the OTC Pink tier OTC Link under the trading symbol ACTX; until October 8, 2020 it was so quoted under the trading symbol MDTR.

The following table reflects the high and low closing bid information for the Common Stock for each quarter during the years ended December 31, 2020, and December 31, 2019, and during the current year up to a recent date. The bid information was obtained from OTC Markets Group Inc. and reflects prices between dealers, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended	Closing Bid High	Closing Bid Low
Year Ending December 31, 2021
June 30, 2021 (through April 13, 2021)	$4.75	$3.75
March 31, 2021	$6.03	$2.26
Year Ended December 31, 2020
December 31, 2020	$2.93	$1.24
September 30, 2020	$3.30	$1.77
June 30, 2020	$4.78	$3.54
March 31, 2020	$12.39	$2.36
Year Ended December 31, 2019
December 31, 2019	$14.16	$5.90
September 30, 2019	$30.68	$14.16
June 30, 2019	$49.56	$14.16
March 31, 2019	$79.06	$45.43

Prices in the above table have been adjusted to reflect the 1-for-100 and 1-for-59 stock combinations that occurred on March 22, 2019, and October 8, 2020, respectively.

As of April 13, 2021, there were 497 holders of record of Common Stock.

The Company has never declared or paid cash dividends on Common Stock or the Series A Preferred. The Company intends to retain all available funds and any future earnings for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The Company adopted its 2018 Incentive Award Plan on December 1, 2018, and amended it on December 31, 2018 (as so amended, the “2018 Plan”). Under the 2018 Plan, the Company may issue up to 33,898 shares of Common Stock as incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of compensation to employees, directors and consultants. In addition, the 2018 Plan provides for the grant of performance cash awards to employees, directors and consultants. All these shares were reserved on that date.

On December 1, 2018, 22,882 shares of Common Stock were awarded to employees in the form of restricted shares and 5,678 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.59 per share. As of December 31, 2021, all of these shares had vested.

The Company made no awards in any other form during the years ended December 31, 2020, and December 31, 2019. The Company expensed $298,076 and $871,032 for share-based compensation in the years ended December 31, 2020, and December 31, 2019, respectively, for its employees and nonemployees in its consolidated statements of operations.

The following table summarizes vesting for financial reporting purposes under generally accepted accounting principles (“GAAP”) of the Common Stock shares issued under the 2018 Plan:

	Shares of Common Stock
Vesting Dates	Employees	Consultants
December 31, 2018	—	3,136
January 1, 2019	12,712	—
March 31, 2019	—	2,542
June 30, 2019	5,085
June 30, 2020	5,085	—
Total vested at December 31, 2020	22,882	5,678

Sales of Unregistered Securities

On May 21, 2020, the Company issued 338,983 shares of Common Stock to an unrelated investor in consideration of $200,000, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506 promulgated thereunder.

On June 24, 2020, the Company issued 1,000,000 shares of Series A Preferred to Douglas P. Heldoorn, its chief executive officer and a director, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(c) promulgated thereunder. For further information, see Item 10 – Employment Agreement.

On October 9, 2020, the Company issued 50,000,000 shares of Common Stock to the shareholders of Advanced, in exchange for all of their shares of the capital stock of Advanced, pursuant to the Exchange Agreement, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506 promulgated thereunder.

On January 1, 2021, the Company issued 120,000 shares of Common Stock to Eric Horton, one of the Company’s directors, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(c) promulgated thereunder. For further information, see Item 10 – Employment Agreement.

Between October 13, 2020, and March 26, 2021, the Company issued 495,000 shares of Common Stock to seven unrelated persons. The aggregate purchase price of these shares was $625,000.

Item 6. Selected Financial Data.

The Company is a smaller reporting company as defined by Rule 12b-2 promulgated under the Exchange Act and is not required to provide information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial information discussed below are derived from the audited consolidated financial statements of the Company as at December 31, 2020, which were prepared and presented in accordance with GAAP. This financial information is only a summary and should be read in conjunction with the audited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date. The results set forth in these consolidated financial statements are not necessarily indicative of the Company’s future performance. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in forward-looking statements.

Overview

As indicated in Note 3 of the Notes to Consolidated Financial Statements set forth in Item 8. Financial Statements and Supplementary Data, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has generated material operating losses since inception and its ability to continue as a going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products – and in particular GrowPods and related products – while introducing additional products and services, controlling cost of goods sold and operation expenses, negotiating extensions of existing loans, and raising either debt or equity financing.

The Company needs a substantial amount of additional capital to fund its business, including expansion of its operations, and for repayment of its debts. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs and the Company may need to take certain measures to remain a going concern. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted, or it could be forced to terminate operating.

Impact of the Covid-19 Pandemic

The Covid-19 pandemic, its disruption of the Company’s business and its effect on the economy generally have not adversely impacted the Company, due principally to it cost saving measures. (See Item 1A – Risk Factors – The Company’s business, financial condition, results of operations and liquidity may be substantially and adversely affected by this pandemic for a detailed discussion of matters relating to this pandemic.) In particular, the Company’s sales in 2020 were approximately $79,202 higher than for 2019, in spite of the Covid-19 pandemic. Its sales during the first quarter of 2021 were approximately $1,328,442, compared with $556,129 for the like period of 2020. Because the Company decreased its expenses, principally due to reductions in payroll, its operating loss for 2020 was $549,232 ($111,576 excluding noncash expenses), compared with $1,369,959 for 2019 ($389,800 excluding noncash expenses). The Company expects that its sales will increase in the second quarter of 2021 and beyond, principally because it expects to receive increasing revenues from sales of GrowPods and related products. The Company believes that, owing to the effect of the pandemic on its customers, receivables have been and may continue to be collected more slowly than prescribed by their payment terms and some may prove to be uncollectible. The Company does not intend to restore its staffing to pre-pandemic levels, although it may add personnel depending on demand for GrowPods and related products.

To mitigate losses during the Covid-19 pandemic and the ensuing recovery period, the Company terminated most of the 18 employees that it had in early 2020, such that it now has 8 employees, including officers, which it believes is the minimum necessary to maintain its operations. The Company’s chief executive officer has waived his salary since from June 1, 2020. In addition, the Company is deferring employer payroll taxes, as permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company is also purchasing from Polymation fewer Medtainers® than required under the Production Contract; while doing so enables the Company to preserve cash by reducing expenses, it also subjects it to claims for breach of that agreement.

On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the CARES Act and pursuant to all regulations and guidance promulgated or provided by the SBA and other Federal agencies that are now, or may become, applicable to the loan (the Cares Loan”). The loan bears interest at the rate of 1% per annum. No interest or principal will be required during the first 6 months after the loan amount was disbursed, although interest will continue to accrue over this deferral period. After the deferral period and after taking into account any loan forgiveness applicable to the loan pursuant to the program, as approved by SBA, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining 18-month term of the loan, in the amount and according to the payment schedule provided by lender. The loan will be forgiven if its proceeds are used for payroll, mortgage interest, rent, and utilities during the 8-week period beginning on May 4, 2020. However, the amount of loan forgiveness will be reduced if less than 75% of the funds is expended for payroll over that period. The regulations relating to loan forgiveness have not yet been adopted, as the result of which the Company has not applied for loan forgiveness, but the Company believes that when they are adopted and forgiveness is applied for, the entire loan will be forgiven.

The Company tested intellectual property and goodwill for impairment in preparing its financial statements for the year ended December 31, 2020, and determined that no adjustment was required.

Results of Operations

Comparison of the Years Ended December 31, 2020, and December 31, 2019

The following table sets forth information from the consolidated statements of operations for the years ended December 31, 2020, and December 31, 2019.

	Year Ended December 31,
	2020	2019
Revenues	$2,227,668	$2,148,466
Cost of goods sold	1,205,965	1,020,747
Gross profit	1,021,703	1,127,719

Operating expenses	1,570,935	2,497,678
Loss from operations	(549,232)	(1,369,959)

Non-operating income (expense):
Economic Injury Disaster Grant	10,000	—
Interest expense	(39,799)	(38,491)
Net loss	$(579,031)	$(1,408,450)

Revenues and Cost of Goods Sold

Revenues for the year ended December 31, 2020, were $2,227,668, from which the Company earned a gross profit of $1,021,703, or 45.9% of sales. Revenues for the year ended December 31, 2019, were $2,148,466, from which the Company earned a gross profit of $1,021,703, or 45.9% of sales. The decrease in gross profit was due to an increase in revenues without a corresponding decrease in cost of goods sold. This reduction was due primarily to a reduction in revenues from Medtainers® and printing. The increase in cost of goods sold was due primarily to an increase in the cost of goods sold for humidity pack inserts, lighters and payment processing fees. The increase in cost of goods sold was partially offset by a decrease in the cost of goods sold for Medtainers® and shipping expenses.

Operating Expenses

Operating expenses for the years ended December 31, 2020, and December 31, 2019, were as follows:

	Year Ended December 31,
	2020	2019
Advertising and marketing	$13,961	$84,440
Bad debt	33,511	7,150
Depreciation and amortization	139,580	109,127
Professional fees	202,251	112,829
Share-based compensation	298,076	871,032
Payroll	646,870	1,170,829
General and administrative	236,686	142,271
Total	$1,570,935	$2,497,678

Operating expenses for the years ended December 31, 2020, and December 31, 2019 were $1,570,935 and $2,497,678, respectively, a difference of $926,743 that was attributable to a $70,479 reduction in advertising and marketing expense, primarily due to a decreased attendance at trade shows and conferences, a $572,956 decrease in share-based compensation due to amortization of share-based compensation awards from the 2018 Plan that commenced in 2018 and a $523,959 decrease in payroll. The decrease in operating expenses was partially offset by a $26,361 increase in bad debt, a $89,422 increase in professional fees due principally to increased auditing and legal expenses incurred in the exchange on October 9, 2020, a $94,415 increase in general and administrative expenses and a $30,453 increase in depreciation and amortization.

Loss from Operations

Loss from operations decreased from $1,369,959 for the year ended December 31, 2019, to $549,232 for the year ended December 31, 2020, due to a decrease of $926,743 in operating expenses from the year ended December 31, 2019, to the year ended December 31, 2020, which is discussed above. This decrease was partially offset by an increase in revenues with a corresponding increase in cost of goods sold, resulting in a decrease in the gross profit percentage from 52.5% for the year ended December 31, 2019, to 45.9% for the year ended December 31, 2020.

Interest Expense

Interest expense incurred in the years ended December 31, 2020, and December 31, 2019, was $39,799 and $38,491, respectively.

Net Loss

Net loss decreased from $1,408,450 for the year ended December 31, 2019, to $579,031 for the year ended December 31, 2020, due principally to the decrease in gross profit and the decrease in operating expenses, which are discussed above.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $338,368 in cash and $130,104 in accounts receivable. During the year ended December 31, 2020, the Company borrowed $195,478 from and repaid $352,455 to its officers and directors. For further information, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8 – Financial Statements and Supplementary Data.

On March 31, 2021, the Company had $444,177 in cash and $201,725 in accounts receivable, which is insufficient for it to meet its current obligations.

The number of items of the Company’s products sold for 2020, 2019 and 2018 were approximately as follows:

	Year Ended December 31,
	2020	2019	2018
GrowPods and related items	—	—	—
Medtainers®	272,000	339,000	346,000
Humidity control packs	952,000	443,000	518,000
Other products	234,000	134,815	17,000

As of December 31, 2020, the Company had inventory of approximately 43,000 Medtainer® products and approximately 218,000 units of other products and no inventory of GrowPods and related products.

In addition to the Cares Loan, the Company received $210,000 from the sale of shares of Common Stock to private investors during the year ended December 31, 2020, and has received $615,000 from the sale of Common Stock to private investors during 2021. The Company believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including approximately $600,000 to repay loans and interest that are past due, assuming that the Company’s operating loss remains at the same level; however, the Company believes, but cannot assure, that it will attain an operating profit in 2021. The Company is seeking extensions of these loans, and if it is successful in doing so, the amount of such funding will be reduced, but assurance can be given as to the extent that it will be successful. The Company plans to fund its activities principally through the sale of debt or equity securities to private investors. There is no assurance that such funding will be available on acceptable terms or available at all. If the Company is unable to raise sufficient funds when required or on acceptable terms, it may have to reduce significantly, or discontinue, its operations. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

The Company had no material commitments for capital expenditures as of December 31, 2020, or as of the date of this report.

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

Risks and Uncertainties

See Item 1A – Risk Factors for information as to certain significant risks.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain estimates could be affected by external conditions, including those unique to its industry, and general economic conditions, which could affect the Company’s estimates so as to cause actual results to differ materially from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly, based on these conditions and records adjustments when necessary.

Significant estimates relied upon in preparing the consolidated financial statements contained in this report include revenue recognition, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, share-based compensation, and recoverability of the Company’s net deferred tax assets and any related valuation allowances.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Goodwill and Intangible Asset Impairment

Goodwill and intangible assets that have indefinite useful lives are not amortized, but are evaluated for impairment annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company records intangible assets at fair value, estimated using a discounted cash flow approach. The Company amortizes its intangible assets that have finite lives using either the straight-line method or based upon estimated future cash flows to approximate the pattern in which the economic benefit of the assets will be utilized. Amortization is recorded over estimated useful lives ranging from 5 to 20 years.

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down its carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company also evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These changes include but are not limited to significant adverse changes in business climate, market conditions, or other events, including the Covid-19 pandemic, that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test of recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

In January 2017, FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), which simplifies accounting for goodwill impairment. This ASU requires a hypothetical purchase price allocation, which is mandatory for fiscal years beginning after December 14, 2019. As permitted, the Company adopted No. ASU No. 2017-04 for fiscal periods beginning January 1, 2018. Pursuant to ASU No. 2017-04, the Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter of each fiscal year or more often if circumstances indicate that goodwill may not be recoverable. The Company has conducted annual impairment test of goodwill during the fourth quarter of each year, commencing in the year ended December 31, 2018, in which year it first acquired intangible assets. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based upon an evaluation of the fair value of the Company as a whole. The estimation of fair value requires significant judgment. The goodwill recorded in the consolidated balance sheets at each of December 31, 2020, and December 31, 2019, was $1,020,314. Goodwill was due entirely to the Company’s acquisition of intangible property relating to Medtainers® in 2018. Various future events, including changes in demand for the Company’s products and the Covid-19 pandemic, could result in an impairment of goodwill. Any adjustments resulting from an impairment test will be reflected in the Company’s consolidated financial statements.

The fair value of acquired technology and patents, as well as acquired technology that the Company may develop, is determined at acquisition date primarily using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost-of-capital analysis and then adjusted to reflect risks inherent in the development life cycle as appropriate. Any loss resulting from an impairment test will be reflected in operating income in the Company’s consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

There was no impairment of intangible assets, long-lived assets or goodwill during the years ended December 31, 2020, and December 31, 2019.

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

Under the new revenue standards, the Company recognizes revenues when a customer obtains control of promised goods or services, or when they are shipped to a customer, in an amount that reflects the consideration that it expects to receive in exchange for them. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (a) it identifies contract(s) with a customer; (b) it identifies the performance obligations in the contract; (c) it determines the transaction price; (d) it allocates the transaction price to the performance obligations in the contract; and (e) it recognizes revenues when (or as) it satisfies its performance obligation.

Revenues from product sales are recognized when a customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment or delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have been recognized is one year or less or the amount is immaterial.

Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Accounting for Income Taxes, under which the Company is required to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that it were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to that asset would be charged to income in the period in which such determination was made. In the year ended December 31, 2020, the Company recorded a deferred tax liability related to intangible assets that are amortized under GAAP but are not deductible for tax purposes. The remaining change in valuation allowance is attributable to the decrease in valuation allowance on other tax assets not generated through the year ended December 31, 2020. The Company believes that it is more likely than not that these tax assets will not be realized. Based on annual evaluations of tax positions, the Company believes that it has appropriately filed its tax returns and accrued for possible exposures. As part of the process of preparing the Company’s consolidated financial statements, it is required to estimate its income tax provision or benefit in each of the jurisdictions in which it operates. This process involves estimating current income tax provision or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences have resulted in deferred tax assets and liabilities, which are included in the consolidated balance sheets.

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

Smaller Growth Company

We are a smaller reporting company as defined in the Exchange Act. As such, we may take advantage of certain of the scaled disclosures available to smaller reporting companies as long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation; and, as long as we remain a smaller reporting company with less than $100 million in annual revenue, we will not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and is not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Advanced Container Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Container Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communication of the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment for Goodwill and Intangible Assets – Refer to Notes 2 & 4 to the Consolidated Financial Statements

Critical Audit Matter Description

As reflected in the Company’s consolidated financial statements, at December 31, 2020, the Company’s goodwill was $1,020,314 and intangible assets were $1,324,870, excluding the distribution rights intangible asset acquired in 2020 as discussed below. As disclosed in Notes 2 and 4 to the consolidated financial statements, goodwill and intangible assets are tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment. As a result of these assessments, the Company concluded that there was no impairment to goodwill or the Company’s intangible assets during the year ended December 31, 2020.

Auditing management’s impairment tests of goodwill and intangible assets was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values. In particular, the fair value estimates were sensitive to changes in significant assumptions such as discount rates, revenue growth rates, operating margins, estimated spend on capital expenditures, terminal growth rates and market multiples. These assumptions are affected by expected future market or economic conditions, including the impact of COVID-19.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding of the relevant controls over the Company’s goodwill and intangible assets and management’s process to assess impairment. Additionally, we obtained a copy of an appraisal prepared by an independent valuation specialist obtained by management as part of their process to evaluate goodwill and intangible assets.

To test the fair values of the goodwill and intangible assets, our audit procedures included assessing valuation methodologies and testing the reasonableness of significant assumptions and underlying data used by the Company including forecasted revenue. We compared the significant assumptions used in the Company’s long range plan, including forecasted revenue and operating margins, to current industry and economic trends, giving consideration to the impact of COVID-19, while also considering changes in the Company’s business model, customer base and product mix. We assessed the historical accuracy of management’s estimates by comparing past projections to actual performance and assessed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the goodwill and intangible assets resulting from changes in the assumptions. We evaluated management’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company and concurred with management that there was no impairment of goodwill or intangible assets as of the December 31, 2020 evaluation date.

Acquisition of Advanced Container Technologies, Inc. – Refer to Note 4 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Note 4 to the consolidated financial statements the Company completed the acquisition of Advanced Container Technologies, Inc. (“ACT”) on October 9, 2020 for 50,000,000 shares of the Company’s common stock, issued to the previous shareholders of ACT on a pro-rata basis. The Company applied the acquisition method of accounting for business combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their acquisition date fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed was recorded as goodwill. Assets acquired included cash and distribution rights intangibles. The fair value of assets acquired in the acquisition totaled $986,293, including $86,293 in cash and $900,000 ascribed to distribution rights as an intangible asset value. The Company estimated the fair value of the distribution rights intangible asset using a discounted cash flow model. Management determined multiple assumptions for which there was limited observable market information and required significant estimates and judgment such as discount rates, revenue growth rates, operating margins, estimated spend on capital expenditures, terminal growth rates and market multiples.

We have identified the valuation of the distribution rights intangibles from the ACT acquisition as a critical audit matter because auditing the fair value involved significant auditor judgment and increased audit effort because of the estimation required by management.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding of the relevant controls over the Company’s accounting for an acquisition. Additionally, we obtained a copy of an appraisal prepared by an independent valuation specialist obtained by management as part of their process to record the net assets acquired at fair value.

To test the fair values of the net assets acquired, our audit procedures included assessing valuation methodologies and testing the reasonableness of significant assumptions and underlying data used by the Company including forecasted revenue. We compared the significant assumptions used in the Company’s long range plan, including forecasted revenue and operating margins, to current industry and economic trends, giving consideration to the impact of COVID-19, while also considering changes in the Company’s business model, customer base and product mix. Additionally, we compared the fair value of the common stock shares exchanged in the transaction to the valuation of the net assets acquired and determined the valuation to be reasonable.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

April 15, 2021

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$333,368	$17,982
Accounts receivable	130,104	108,836
Inventories	105,591	85,215
Prepaid expenses	1,338	8,967
Prepaid inventories	490,000	—
TOTAL CURRENT ASSETS	1,060,401	221,000
Property and equipment, net of accumulated depreciation of $142,762 and $118,459, respectively	52,981	35,280
Intangible assets, net of accumulated amortization of $248,062 and $126,322, respectively	2,183,938	1,405,678
Goodwill	1,020,314	1,020,314
Security deposits	8,699	7,699
TOTAL ASSETS	$4,326,333	$2,689,971

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$322,542	$234,635
Accrued interest payable	113,008	142,464
Payroll liabilities payable	213,708	162,409
Customer deposits payable	754,345	97,310
Convertible notes payable	81,172	81,172
Notes payable	401,254	373,959
Loan payable - stockholder	383,152	627,162
TOTAL CURRENT LIABILITIES	2,269,181	1,719,111

LONG - TERM LIABILITIES
Payroll Protection Program note payable	36,234	—
Notes payable - non stockholder	47,687
Loan payable - stockholder	87,033	—
TOTAL LONG-TERM LIABILITIES	170,954	—
TOTAL LIABILITIES	2,440,135	1,719,111

Commitments and contingencies (Notes 3, 6, 10 and 13)

STOCKHOLDERS' DEFICIT
Preferred stock, without par value, issuable is series, 10,000,000 shares authorized, 1,000,000 issued and outstanding	10	—
Common Stock, $.00001 par value, 100,000,000 shares authorized 51,016,524 issued and outstanding at December 31, 2020 and 961,034 issued and outstanding at December 31, 2019	510	10
Additional paid in Capital	7,400,072	5,906,213
Accumulated deficit	(5,514,394)	(4,935,363)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,886,198	970,860

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,326,333	$2,689,971

The accompanying notes are an integral part of these financial statements

ADVANCED CONTAINER TECHNOLOGIES, INC

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Revenues	$2,227,668	$2,148,466

Cost of goods sold	1,205,965	1,020,747

Gross profit	1,021,703	1,127,719

Operating expenses:
Advertising and marketing	13,961	84,440
Bad debt	33,511	7,150
Depreciation and amortization	139,580	109,127
Professional fees	202,251	112,829
Share based compensation	298,076	871,032
Payroll	646,870	1,170,829
General and administrative	236,686	142,271
Total operating expenses	1,570,935	2,497,678

Loss from operations	(549,232)	(1,369,959)

Non-operating income (expense)

EIDL grant	10,000	—
Interest expense	(39,799)	(38,491)
Total other expenses	(29,799)	(38,491)

Loss before income taxes	(579,031)	(1,408,450)

Income tax provision	—	—

Net loss	$(579,031)	$(1,408,450)

Basic and diluted loss per common share	$(0.05)	$(1.47)

Basic and diluted weighted average common shares outstanding	12,246,718	957,899

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(579,031)	$(1,408,450)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation expense	22,299	28,319
Amortization expense	121,740	80,808
Share-based compensation	298,076	871,032
Bad debt	33,511	—
Increase (decrease) in cash from changes in:
Accounts receivable	(54,779)	(40,962)
Inventories	(20,376)	87,669
PrePaid expenses	7,629	(8,967)
Prepaid inventories	(490,000)	—
Accounts payable and accrued expenses	87,907	45,418
Accrued interest	(29,456)	17,831
Security deposits	(1,000)	—
Payroll liabilities	51,299	51,281
Customer deposits	657,035	45,814
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	104,854	(230,207)

NET CASH USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(40,000)	(1,165)
NET CASH USED IN INVESTING ACTIVITIES	(40,000)	(1,165)

FINANCING ACTIVITIES:
Repayment of debt	(26,474)	—
Proceeds from issuance of common stock	210,000	—
Proceeds from paycheck protection program	137,690	—
Principle payments on capital lease obligation	—	(9,522)
Proceeds from stockholder loan	195,478	610,393
Repayment of stockholder loan	(352,455)	(368,891)
Cash acquired in exchange transation	86,293	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	250,532	231,980

INCREASE IN CASH	315,386	608

CASH - BEGINNING OF YEAR	17,982	17,374

CASH - END OF YEAR	$333,368	$17,982

Supplemental disclosues of cash flow information:
Interest paid	$34,357	—
Non-cash financing activities
Common stock issued for the acquisition of intangible assets	$900,000	$—

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional Paid-In Capital
	Series A Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
BALANCES – January 1, 2019	-	$-	940,663	$9	$5,035,182	$(3,526,913)	$1,508,278

Common stock issued in reverse split	-	-	32	-	-	-	-

Share-based compensation	-	-	20,339	1	871,031	-	871,032

Net loss	-	-	-	-	-	(1,408,450)	(1,408,450)

BALANCE – December 31, 2019	-	$-	961,034	$10	$5,906,213	$(4,935,363)	$970,860

Common stock issued upon acquisition of intangible asset	-	-	50,000,000	500	985,793	-	986,293

Share-based compensation	-	-	5,085	-	298,076	-	298,076

Issuance of common stock in private placement	-	-	348,983	3	209,997	-	210,000

Replace shares retired with issuance oif Series A Preferred shares in exhange for common stock	1,000,000	10	(305,085)	(3)	(7)	-	-

Adjustment for fractional shares issued	-	-	6,507	-	-	-	-

Net loss	-	-	-	-	-	(579,031)	(579,031)

BALANCES - December 31, 2020	1,000,000	$10	51,016,524	$510	$7,400,072	$(5,514,394)	$1,886,198

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

Notes to Consolidated Financial Statements

December 31, 2020

Note 1 – Description of Business and Organization

Advanced Container Technologies, Inc. (the “Company”) markets and sells two principal products: (i) beginning in 2021 GrowPods, which are specially modified insulated shipping containers manufactured by GP Solutions, Inc. (“GP”), in which plants, herbs and spices may be grown hydroponically in a controlled environment (“GrowPods”) and (ii) the Medtainer®, which is used to store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Company also markets and sells products related to GrowPods and the Medtainer®. The Company also provides private labeling and branding for purchasers of Medtainers® and other products.

The Company was incorporated under the laws of the state of Florida on September 5, 1997. It changed its corporate name to Acology, Inc. on January 9, 2014; to Medtainer, Inc. on August 28, 2018; and to its present name on October 3, 2020.

On October 9, 2020, the Company acquired all of the outstanding shares of Advanced Container Technologies, Inc., a California corporation (“Advanced”), from its shareholders pursuant to an Exchange Agreement, dated August 14, 2020, and amended on September 9, 2020 (as so amended, the “Exchange Agreement”), in exchange for 50,000,000 shares of the Company’s common stock (“Common Stock”). This exchange resulted in Advanced’s becoming the wholly owned subsidiary of the Company.

On August 27, 2020, the Company incorporated Med X Technologies Inc. (“Med X”) in the State of California, and acquired all of its shares, such that it is the Company’s wholly owned subsidiary. The Company intends to transfer the assets used in its Medtainer® and printing businesses to Med X, after which, it will conduct all of its operations through Med X and Advanced.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of 3 months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2020 or December 31, 2019.

Accounts Receivable

Included in accounts receivable on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, the allowance for doubtful accounts was $0 as of December 31, 2020, and December 31, 2019.

Inventories

Inventories, which consist of products held for resale, are stated at the lower of cost (determined using the first-in first-out method) and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures the useful life is 7 years. Machinery, equipment, and computers are depreciated over the useful life of 3 to 7 years. Leasehold improvements are depreciated over 2 years and were fully depreciated as of December 31, 2020. Expenditures for additions and improvements are capitalized and repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company records intangible assets at fair value, estimated using a discounted cash flow approach. The Company amortizes intangible assets that have finite lives using either the straight-line method or based upon estimated future cash flows to approximate the pattern in which the economic benefit of the assets will be utilized. Amortization is recorded over estimated useful lives ranging from 5 to 20 years.

The Company reviews intangible assets subject to amortization at least quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent than quarterly impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down the carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize its remaining carrying value prospectively over its revised remaining useful life. The Company has conducted its annual impairment test of goodwill during the fourth quarter of each year. During the years ended December 31, 2020, and December 31, 2019, the Company operated as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based upon an evaluation of the fair value of the Company as a whole. The estimation of fair value requires significant judgment. There was no impairment of intangible assets, long-lived assets or goodwill during the years ended December 31, 2020, and December 31, 2019.

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

Under the new revenue standards, the Company recognizes revenues when a customer obtains control of promised goods or services, or when they are shipped to a customer, in an amount that reflects the consideration that it expects to receive in exchange for them. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (a) it identifies contract(s) with a customer; (b) it identifies the performance obligations in the contract; (c) it determines the transaction price; (d) it allocates the transaction price to the performance obligations in the contract; and (e) it recognizes revenues when (or as) it satisfies its performance obligation.

Revenues from product sales are recognized when a customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment or delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have been recognized is one year or less or the amount is immaterial.

Revenue from sales of items sold by the Company for the years ended December 31, 2020, and December 31, 2019, and the percentage of sales of each item to the Company’s total revenues were as follows:

	Year Ended December 31,
	2020		2019
	Revenues	%	Revenues	%
Medtainers®	$1,172,278	53	$1,391,296	65
Humidity pack inserts	643,671	29	357,218	17
Lighters	183,549	8	140,662	6
Plastic lighter holders	70,598	3	74,547	3
Shipping charges	64,910	3	65,542	3
Printing	44,409	2	83,442	4
Jars	27,520	1	23,370	1
Others	20,733	1	12,389	1
Total revenues	$2,227,668	100	$2,148,466	100

As of December 31, 2020, the Company’s backlog of orders that it believed to be firm was $754,345, all which the Company expects to fill during 2021. As of December 31, 2019, its backlog was $97,310, only $37,965 of which was filled during 2020, because three customers, whose orders totaled $42,062, deferred delivery; these orders remain open and those customers have not withdrawn their deposits.

Share-Based Payments

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transac In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for share-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance became effective for the Company as of January 1, 2019. Based on completed analysis, the Company has determined that the adoption of this guidance will not have a material impact on its financial statements. The Company follows FASB guidance related to equity-based payments, which requires that equity-based compensation be accounted for using a fair value method and recognized as expense in the accompanying consolidated statements of operations. Equity-based compensation expense is recognized as compensation expense over the applicable service or vesting period (see Note 8).

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Advertising

Advertising and marketing expenses are charged to operations as incurred. These expenses totaled $13,961 and $84,440 for the years ended December 31, 2020, and December 31, 2019, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times, may exceed the federal deposit insurance coverage of $250,000. The Company has not experienced losses on these accounts and that it is not exposed to significant risks on such accounts. The Company has not experienced losses on accounts receivable and the Company believes that it is not exposed to significant risks with respect to them.

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The diluted loss per share is calculated by dividing the Company’s net loss attributable to common stockholders by the diluted weighted average number of shares outstanding during the year. The potentially dilutive stock options on the Company’s common stock were not considered in the computation of diluted net loss per share as they would be anti-dilutive. No dilutive effective was calculated for the years ended December 31, 2020 and 2019 as the Company reported a net loss for each period.

Recent accounting pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to enable the assessment of the amount, timing and uncertainty of cash flows arising from leasing arrangements. This ASU became effective for the Company on January 1, 2019, and the Company has determined that the impact of this ASU is immaterial. The Company entered into a building lease effective on September 1, 2018, which had a 1-year term that expired on August 31, 2019, was renewed for a 1-year term that expired on August 31, 2020, and was renewed for a 1-year term that will expire on August 31, 2022. Because the building lease has a term of 12 months or less and there is no assurance the Company will remain in the building location after the lease has expired, the Company has concluded that this ASU does not apply to this building lease.

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. For convertible instruments, FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance. The amendments in this update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Management is currently evaluating the effect on the Company’s financials if and when future convertible securities are issued. This update does not affect the Company’s current financial statements.

In December 2019, FASB issued ASU 2019-12, Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 31, 2021 and interim periods within that year. Early adoption is permitted. Management is currently evaluating the effect on the Company’s financials. This update does not affect the Company's current financial statements.

In June 2016, FASB issued ASU 2016-13 regarding ASC Topic 326, “Measurement of Credit Losses on Financial Instruments.” This pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequently, the FASB issued an amendment to clarify the implementation dates and items that fall within the scope of this pronouncement. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the effect on the Company’s financials. This update does not affect the Company's current financial statements.

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2020, the Company had a working capital deficit of $1,208,780 and an accumulated deficit of $5,514,394. In addition, the Company has generated operating losses since its inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products and services, introducing additional products and services, controlling operating expenses, negotiating extensions of overdue notes payable and raising either debt or equity financing. There is no assurance that the Company will be able to implement any of the measures set forth in the previous sentence.

Note 4 – Intangible Assets

Intangible assets, including patents and patent applications, a trademark and an internet domain related to Medtainer® and distribution rights under a Distributorship Agreement dated August 6, 2020, are recorded at cost or estimated fair value at date of acquisition. Goodwill relates to an Asset Purchase Agreement, amended as of June 8, 2018. These intangible assets and goodwill are evaluated annually for impairment based upon reports the Company obtains from an independent valuation firm. As of December 31, 2020, and December 31, 2019, there was no impairment of these assets, which are included in the tables below:

Intangible Assets and Goodwill at December 31, 2020
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
GP distribution agreement	5 years	$ 900,000	$ (40,932)	$ 859,068
U.S. patents	15 years	435,000	(73,085)	361,915
U.S. patents	15 years	435,000	(70,337)	364,663
Canadian patents	20 years	260,000	(33,159)	226,841
European patents	14 years	30,000	(5,349)	24,651
Molds	15 years	150,000	(25,200)	124,800
Trademark	Indefinite life	220,000	-	220,000
Domain name	Indefinite life	2,000	-	2,000
Intangible totals		$ 2,832,000	$ (248,062)	$ 2,183,938
Goodwill		1,020,314	-	1,020,314

Intangible Assets and Goodwill at December 31, 2019
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
U.S. patents	15 years	435,000	(44,571)	390,429
U.S. patents	15 years	435,000	(42,895)	392,105
Canadian patents	20 years	260,000	(20,224)	239,776
European patents	14 years	30,000	(3,262)	26,738
Molds	15 years	150,000	(15,370)	134,630
Trademark	Indefinite life	220,000	-	220,000
Domain name	Indefinite life	2,000	-	2,000
Intangible totals		$ 1,532,000	$ (126,322)	$ 1,405,678
Goodwill		1,020,314	-	1,020,314

Note 5 – Property and Equipment

Property and equipment consisted of:

	December 31,
	2020	2019
Furniture and fixtures	$600	$600
Machinery and equipment	149,346	109,346
Leasehold improvements	43,793	43,793
	193,739	153,739
Accumulated depreciation	(140,758)	(118,459)
	$52,981	$35,280

Note 6 – Convertible Notes Payable and Promissory Notes Payable

As of December 31, 2020, and December 31, 2019, the Company had the following convertible notes payable and notes payable outstanding:

	December 31, 2020		December 31, 2019
		Accrued		Accrued
	Principal	Interest	Principal	Interest
Convertible Notes Payable
July 2014 $75,000 note, convertible into common stock	$66,172	$30,329	$66,172	$23,712
at $5.00 per share, 10% interest, in default (a)
July 2014 $15,000 note, convertible into Common Stock	15,000	10,625	15,000	9,125
at $5.00 per share, 10% interest, in default (a)
	$81,172	$40,954	$81,172	$32,837
Notes Payable
February 2018 $298,959 note, due February 2019,	$282,969	$—	$298,959	$34,627
10% interest, in default (b)
August 2015 $75,000 note, with one-time interest	64,246	71,356	75,000	75,000
charge of $75,000 (c)
May 4, 2020 Paycheck Protection Note (d)	137,960	698	—	—
	485,175	72,054	373,959	109,627
Total	$566,347	$113,008	$446,131	$142,464

(a)	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000 and made payments of $8,828 on them as of December 31, 2020. These notes are convertible into shares of the Common Stock at a conversion price of $295 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% annual rate.
33

(b)	On February 22, 2018, the Company made a promissory note in the principal amount of $298,959 in favor of an unrelated party, which comprised the unpaid principal amount of $200,000 due on a prior note in favor of that party and $98,959 of accrued interest thereon. At December 31, 2020, accrued interest on this note was $0. The outstanding balance of this note was $282,969 and $298,959 at December 31, 2020, and December 31, 2019, respectively. The New Note was due on February 22, 2019. The Company is negotiating an extension.

(c)

On August 15, 2015, the Company made a promissory note in the principal amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if it was not repaid on or before the maturity date. Upon an event of default, as defined in the note, interest will be compounded daily. This note matured on August 11, 2016. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of interest accrued on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. During the year ended December 31, 2020, the Company made a payment of $10,754 on the principle of and $4,246 on interest accrued on this note. At December 31, 2020, and December 31, 2019, the balance of the note was $64,246 and $75,000, respectively, and accrued interest, including the $75,000 fee included therein, was $71,356 and $75,000 at December 31, 2020, and December 31, 2019, respectively.

(d)	The Company made this note pursuant to the terms of the Paycheck Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and pursuant to all regulations and guidance promulgated or provided by the SBA and other Federal agencies that are now, or may become, applicable to the loan. The loan bears interest at the rate of 1% per annum. No interest or principal payment was required during the first six months after the loan amount was disbursed, although interest accrued during this period. After the deferral period and after taking into account any loan forgiveness applicable to the loan pursuant to the program, as approved by SBA, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining 18-month term of the loan, in the amount and according to the payment schedule provided by lender. The loan will be forgiven if its proceeds are used for payroll, mortgage interest, rent, and utilities during the 8-week period beginning on May 4, 2020. However, the amount of loan forgiveness will be reduced if less than 5% of the funds was expended for payroll over that period. Because the Company may not require a number of employees such that it would expend these funds for payroll to that extent, a substantial portion of the loan may not be forgiven. In addition, the amount of the loan to be forgiven and other terms of the loan may be affected by regulations and interpretations that have not yet been adopted or, if presently adopted, are changed. Interest of $698 had accrued on this note at December 31, 2020.

Note 7 – Stockholders’ Equity

On March 22, 2019, the Company combined the outstanding shares of its common stock on the basis of 1 share of common stock for each 100 shares of common stock. Also, on that date, the Company reduced the number of shares of its authorized common stock from 6,000,000,000 to 100,000,000. The number of authorized shares of preferred stock remained 10,000,000. On October 8, 2020, the Company combined the outstanding shares of its common stock on the basis of 1 share of common stock for each 59 shares of common stock. The effects of these combinations have been retroactively applied to all periods presented in the consolidated financial statements.

On May 21, 2020, the Company issued 338,983 shares of Common Stock to an unrelated party in consideration of $200,000.

On July 30, 2020, the Company filed a certificate of amendment with the Secretary of State of the State of Florida, pursuant to which a series of 1,000,000 of its 10,000,000 authorized shares was created, which series is named Series A Convertible Preferred Stock (“Series A Preferred”). Each share of Series A Preferred is convertible into 0.3051 shares of Common Stock, has the dividend and distribution rights and redemption rights of the shares of Common Stock into which it is convertible, is not redeemable and has voting power equal to the combined voting power of all other of classes and series of the Company’s capital stock. On June 24, 2020, the Company issued all of the shares of this series to a related party in exchange for 305,085 shares of Common Stock.

On October 9, 2020, the Company issued 50,000,000 shares of Common Stock to the shareholders of Advanced in exchange for their shares in Advanced pursuant to the Exchange Agreement. See Note 1. As a result, Advanced became the wholly owned subsidiary of the Company and the Company acquired a Distributorship Agreement, which has been valued as an intangible asset at $900,000 (see Note 4) and $86,293 in cash. Under the Distributorship Agreement, Advanced has the exclusive right acquire GrowPods and related products at prices to be agreed to from time to time and to sell and distribute them within the United States and its territories at prices that Advanced and GP agree to from time to time Advanced has the exclusive right to acquire GrowPods at prices agreed to from time to time and to sell and distribute them and related products within the United States and its territories for an initial term that will expire on December 31, 2025. ACT may renew the Distributorship Agreement indefinitely as long as it purchases the lesser of (i) 100 GrowPods or (ii) the manufacturer’s total output of GrowPods in the last calendar year of any term.

On October 13, 2020, the Company issued 10,000 shares of Common Stock to an unrelated party in consideration of $10,000.

Note 8 – Share-Based Compensation

The Company’s 2018 Incentive Award Plan (the “2018 Plan”) became effective on December 1, 2018, under which the Company may issue up to 33,898 shares of common stock as incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of compensation to employees, directors and consultants. In addition, the 2018 Plan provides for the grant of performance cash awards to employees, directors and consultants. All these shares were reserved on that date.

On December 1, 2018, 22,882 shares of common stock were awarded to employees in the form of restricted shares and 5,678 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.59 per share. As of December 31, 2020, all of these shares had vested. The following table shows vesting for financial reporting purposes under GAAP of the shares issued under the 2018 Plan:

	Shares of Common Stock
Vesting Dates	Employees	Consultants
December 31, 2018	—	3,136
January 1, 2019	12,712	—
March 31, 2019	—	2,542
June 30, 2019	5,085	—
June 30, 2020	5,085	—
Total vested at December 31, 2020	22,882	5,678

The Company made no awards in any other form during the years ended December 31, 2020, and December 31, 2019. The Company expensed $298,076 and $871,032 for share-based compensation in the years ended December 31, 2020, and December 31, 2019, respectively, for its employees and nonemployees in the accompanying consolidated statements of operations.

Note 9 – Income Taxes

As of December 31, 2020, the Company had approximately $1,800,000 and $1,700,000 of net operating loss carryforwards (“NOLs”) available to reduce future Federal and California, respectively, taxable income which will begin to expire in 2031. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the year ended December 31, 2020.

The reconciliation of the effective tax rate to the federal statutory rate is as follows:

	December 31,
	2020	2019
U.S. federal statutory rate	(21%)	(21%)
State income tax, net of federal benefit	(7%)	(7%)
Change in valuation allowance	28%	28%
	0%	0%
35

The components of deferred tax assets were:

	December 31,
	2020	2019
Net operating loss	$499,500	$403,400
Valuation allowance	(499,500)	(403,400)
	$—	$—

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

Note 11 – Related-Party Transactions

Loans

The Company has received loans from its officers and directors from time to time since its inception. During the year ended December 31, 2020, the Company received loans of $195,478 from its officers and directors and repaid $352,455 of these loans. During the year ended December 31, 2019, the Company received loans of $610,393 from its officers and directors and repaid $368,891 of these loans. The balance of these loans at December 31, 2020, and December 31, 2019, was $470,185 and $627,162, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company makes capital lease payments for equipment, building lease payments, and products for resale to an entity owned by a related party, who is also one of its executive officers.

Payments made to related parties for the years ended December 31, 2020, and December 31, 2019, were as follows:

	Year Ended December 31,
	2020	2019
Capital lease payments	$—	$10,000
Building lease payments	108,908	105,319
Purchase of products for resale	122,986	74,416
Total	$231,894	$189,735

Note 12 – Concentrations

For the year ended December 31, 2020, and December 31, 2019, one of the Company’s customers accounted for approximately 12% and 10%, respectively, of total revenues.

As of December 31, 2020, the Company purchased approximately 52% of its products for cost of goods sold from one distributor. For the year ended December 31, 2019, the Company purchased approximately 36%, respectively, of its products for cost of goods sold from one distributor.

As of December 31, 2020, one of the Company’s customers accounted for 87% of its accounts receivable. As of December 31, 2019, three of the Company’s customers accounted for 34%, 21% and 18% of its accounts receivable.

Note 13 – Commitments

The Company was committed under an operating lease for its premises, under which it made monthly payments of $7,500, plus 100% of operating expenses, until the lease expired June 30, 2018. On September 1, 2018, the Company entered a new operating lease with an entity owned by a related party calling for monthly payments of $8,641, plus 100% of operating expenses, for a term expiring on August 31, 2019. On September 1, 2019, this was amended such that it will expire on August 31, 2020, and the rent thereunder was increased to $8,967 per month. On September 1, 2020, this lease was amended such that its term will expire on August 31, 2021, and the rent thereunder was increased to $9,007 per month.

Under an agreement with the supplier of Medtainers® entered into in 2018, the Company agreed to purchase a minimum of 30,000 units of product per month. Under the terms of this agreement the minimum purchase quantity increases by 1% on every anniversary of its effective date and is now 30,603 units per month. The purchase price for units is subject to periodic adjustment for changes in the consumer price index. This agreement will expire on April 30, 2031; however, it can be terminated upon payment of $400,000.

Note 14 – Subsequent Events

On January 1, 2021, the Company issued 120,000 shares of Common Stock to Eric Horton, one of the Company’s directors, as compensation pursuant to a Director Agreement, dated as of that date.

Between January 1, 2021, and March 18, 2021, the Company issued 485,000 shares of Common Stock to seven unrelated persons. The aggregate purchase price of these shares was $615,000.

On March 23, 2021, the Company and an unrelated party entered into a lease of premises in Tulsa, Oklahoma, at a monthly rental of $5,500. The Company is obligated to pay all taxes, insurance, operating expenses, repairs and certain maintenance costs and utilities. The lease has a 1-year term that expires on March 31, 2022, and is renewable for a 1-year term at the same rent.

Management has evaluated all other subsequent events when these financial statements were issued and determined that none of them requires this disclosure herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the principal executive officer and principal accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as the term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2020. Based on this evaluation, the principal executive officer and principal accounting officer concluded that these disclosure controls and procedures were not effective as of that date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) accumulated and communicated to the Company’s management, including its the principal executive officer and principal accounting officer, in a timely manner to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Under the supervision and with the participation of management, including the principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was not effective as of December 31, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. As defined in Rule 12b-2 promulgated under the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s evaluation of its internal control over financial reporting identified the following material weaknesses in internal control over financial reporting as of December 31, 2020:

●	The Company has difficulty in accounting for complex transactions.

●	Documented processes do not exist for several key processes.

●	The Company lacks board oversight because it has no directors who are independent of management and no audit committee.

Because of the material weaknesses noted above, the Company has concluded, based on COSO, that it did not maintain effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because it is not required for the Company pursuant to the rules of the SEC.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following individuals served as executive officers and directors in the following positions on December 31, 2020:

Name	Age	Position
Douglas Heldoorn	53	Chairman of the Board; Chief Executive Officer; Director
Jeffory A. Carlson	48	Chief Financial Officer and Treasurer
Daniel Salinas	35	President of Advanced; Director
Eric L. Horton	49	Director

Douglas Heldoorn cofounded the Company in 2014. He is a control person with respect to the Company by reason of his holdings of Common Stock. He has served as a member of the Company’s board of directors and its President and Chief Operating Officer since 2014. He has over 20 years of management and executive experience. From 2009 to 2012, he served as the Executive General Manager at Nissan Motor Corporation, overseeing management training as well as specializing in turning distressed dealerships into profitable businesses. Overseeing multimillion-dollar advertising budgets, he ran dealerships that consistently netted $20 million per month in income. He became one of the top Executive Managers for automotive retail in North America. Mr. Heldoorn is a master motivational speaker and sales trainer and specializes in business acquisition and turn-arounds. He is recognized for his advertising, branding and communications acumen. His franchises have consistently landed in the top 5% in the nation. The prior experience of Mr. Heldoorn in management, together with his willingness to spend substantially all of his time as an officer of the Company and his willingness to provide capital to the Company, led to the conclusion that he was a desirable person to serve as a director.

Mr. Carlson has served in his present offices since October 9, 2020. Prior thereto he served as the Company, Controller for more than 5 years. He also served as a director of the Company from July 19, 2020, until his resignation on October 9, 2020.

Mr. Salinas has served as the president and sole director of Advanced since its incorporation on June 2, 2020. Since August 2019, he has been Director of Operations with Grassfire, LLC, a company engaged in medical cannabis cultivation, where he is responsible for its management. From January 2017 to August 2018, he was managing partner of 918 Transport Trucking Company, a company engaged in the trucking business, where he was responsible for its day-to-day operations. From January 2016 to December 2016, Mr. Salinas was the General Sales Manager of Toyota of Lawton, Oklahoma. His leadership and sales abilities, together with the fact that he is responsible for the operations of Advanced, led to the conclusion that he was a desirable person to serve as a director.

Mr. Horton has served since March 2018 as President of C&S Advisors, Inc., a company engaged in advising its clients and providing assistance respecting obtaining investment capital, investor and public relations, strategic planning and public company regulatory compliance. From January 2009 to March 2018, he was President of Smallcap Advisory, Inc., a company engaged in similar activities. His experience with counselling public companies, especially in the area of regulatory compliance, led to the conclusion that he was a desirable person to serve as a director.

Messrs. Heldoorn, Salinas and Horton will serve as directors until their successors are elected and qualified or until their earlier resignation or removal. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. There was and is no arrangement or understanding between any director or officer of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and, to the Company’s knowledge, there is no arrangement, agreement, plan or understanding (a) as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board and or (b) between non-management stockholders and management under which non-management stockholders may directly or indirectly participate in or influence the management of its affairs.

Curtis Fairbrother resigned as an officer and director of the Company on June 24, 2020.

Family Relationships

There are no family relationships between any of the directors and officers named above and there is no arrangement or understanding between any of them and any other person pursuant to which he was selected as a director or officer.

Employment Agreement

The Company and Douglas P. Heldoorn, its chief executive officer, are parties to an Employment Agreement, dated July 31, 2020 (the “Employment Agreement”), which has a 5-year term that began August 1, 2020, and under which he will receive an initial salary of $195,000 per year; will be entitled to an annual incentive based on the Company’s performance and other criteria determined by the Board of Directors, not to exceed 20% of the sum of the Company’s net income plus certain non-cash expenses for each year; and will be eligible for long-term compensation and other benefits to the same extent as other senior executives of the Company.

In the event that Mr. Heldoorn’s employment is terminated by him for Good Reason or by the Company otherwise than for Cause, he will be entitled to receive 2.99 times his then current salary as severance pay, pro rata annual incentive, vesting of awards under long-

term plans and certain heathcare benefits. In the event of his disability, he will be entitled to benefits similar to those described in the previous sentence, but not to severance pay. The Employment Agreement defines “Good Reason” as any of the following events: (i) the Board’s materially and adversely changing his duties, authority or responsibilities, otherwise than as permitted by this Employment Agreement, (ii) the Board’s requiring him to report to any person or body other than the Board, (iii) the Board’s or the Company’s reducing his base salary or incentive opportunities, (iv) the Company’s relocating its principal place of business so as to result in an increase in Mr. Heldoorn’s one-way commute of more than thirty (30) miles, (v) prior to August 1, 2021, the Company’s failure to pay his base salary to the extent that it is able to do while meeting its current trade obligations or (vi) on and after August 1, 2021, the Company’s failure to pay his base salary earned on and after that date as and when due. The events described in clauses (i)-(iv) of the previous sentence may be cured, but those described in clauses (v) and (vi) may not be cured. The Employment Agreement defines “Cause” as (i) Mr. Heldoorn’s conviction of or entry of a plea of guilty or nolo contendere to any felony involving moral turpitude, fraud, theft, breach of trust or other similar acts, that has a substantial and adverse effect on his qualifications or ability to perform his duties, (ii) his engaging in conduct constituting willful misconduct, gross negligence or fraud that results in significant economic harm to the Company or (iii) after February 28, 2021, his continued failure substantially to perform his duties, if such failure is not remedied within 45 days after he receives from the Board written notice thereof, specifying in reasonable detail the particulars of such continued failure.

Pursuant to the Employment Agreement, the Company exchanged 305,085 of Mr. Heldoorn’s shares of Common Stock for 1,000,000 shares of Series A Preferred, each share of which is convertible into 0.3051 shares of Common Stock, has the dividend and distribution rights and redemption rights of the shares of Common Stock into which it is convertible, is not redeemable and has voting power equal to the combined voting power of all other of classes and series of the Company’s capital stock. Mr. Heldoorn’s shares of Series A Preferred, together with the 5,120,848 shares of common stock held by him after the consummation of the exchange, give him voting control of the Company.

For information regarding compensation paid to Mr. Heldoorn, see Item 11 – Executive Compensation.

There are no other employment agreements between the Company and its officers and directors.

Director Compensation

The Company and Eric Horton, one of the Company’s directors, have entered into a Director Agreement, dated as of January 1, 2021 (the “Director Agreement”), under which Mr. Horton, who has served as a director since October 9, 2020, will continue so to serve. The provisions of the Director Agreement are as follows:

Services and Fees

Mr. Horton is required to provide the services required of a director under the Company’s articles of incorporation and bylaws, as amended from time to time, and under the Florida Business Corporations Act, the federal securities laws and other state and federal laws and regulations and the rules and regulations of the United States Securities and Exchange Commission and any stock exchange or quotation system on which the Company’s securities may be listed or traded from time to time; and to serve on the Compensation Committee of the Board, or a committee performing equivalent functions, if it be created, and on such other committees as he and the Board shall mutually agree.

Fees

In the Director Agreement, the Company agreed to pay to Mr. Horton, in consideration of his services from October 9, 2020, to the date of the Agreement, a fee of $300 and a fee of $100 for every month, or fraction of a month, during which he serves as a director for the period beginning on January 1, 2021, and ending on October 8, 2021. In the event that Mr. Horton continues to serve as a director after October 8, 2021, the Company has agreed to pay to him for his services as the Company and he shall agree. If he serves as the chairperson or sole member of any committee, he is entitled to additional cash compensation of $1,500 per year.

Issuance of Shares

The Director Agreement provides that, solely in consideration of Mr. Horton’s agreement to continue to serve on the Board, he shall be issued 120,000 shares of the Company’s common stock.

Indemnification, Contribution and Insurance

The Company is required to indemnify Mr. Horton and hold him harmless to the full extent permitted by law and the Company’s organizational instruments if he becomes a party to, or is threatened to be made a party to, any suit, action, proceeding, including any governmental or regulatory investigation (a “Proceeding”), or if a claim or demand is brought or asserted against him because he is or was a director of the Company, from and against any and all losses, claims, damages, expenses and liabilities, including any investigation, legal and other expenses incurred in connection with, and any amount paid in settlement of such Proceeding (collectively “Liabilities”).

Without limiting the generality of the previous paragraph, (a), the Company is required to indemnify Mr. Horton and hold him harmless from and against any and all Liabilities that arise out of, or are based upon, (i) any untrue statement or alleged untrue statement of a material fact contained in any registration statement filed with the SEC under the Securities Act of 1933 (a “Registration Statement”), or material utilized in selling or exchanging the Company’s securities under the exemptions from registration under the Securities Act afforded by Section 4(a)(1) thereof or Regulation D promulgated thereunder (“Private Placement Materials”) caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary in order to make the statements therein, not misleading, or (ii) any untrue statement or alleged untrue statement of a material fact contained in the prospectus forming part of such Registration Statement (or any amendment or supplement thereto), any preliminary prospectus, any issuer free writing prospectus, any “issuer information” filed or required to be filed pursuant to Rule 433(d) promulgated under the Securities Act, any road show as defined in said Rule 433(h)(a “road show”) or any pricing disclosure package (including any that has subsequently been amended) or any Private Placement Materials, or caused by any omission or alleged omission to state therein a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, in each case except insofar as such losses, claims, damages or liabilities arise out of, or are based upon, any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with any information relating to the Director that he furnished to the Company in writing expressly for use therein.

In the event that the Company has given the undertaking set forth in Item 512(h) of Regulation S-K promulgated under the Securities Act of 1933, or the Company believes in good faith that indemnification of the Mr. Horton may be unenforceable as against public policy, the Company shall not be obligated to indemnify him, unless in the opinion of independent counsel, the matter has been settled by controlling precedent or a court of appropriate jurisdiction shall have determined by the final adjudication that indemnification may be made.

If the indemnification provided for in the Director Agreement is unavailable to Mr. Horton or insufficient in respect of any Liabilities, the Company, in lieu of indemnifying him, is required to contribute to the amount paid or payable by him in respect of such Liabilities in such proportion as is deemed fair and reasonable in light of all of the circumstances of such Proceeding in order to reflect (i) the relative benefits received by the Company and Mr. Horton as a result of the events and/or transactions giving cause to such Proceeding, (ii) the relative fault of the Company (and its directors, officers, employees and agents) and Mr. Horton in connection with such events and/or transactions and/or the relative good faith of the Company and Mr. Horton in actions or omissions that gave rise to the Proceeding.

In the event that the Company obtains a policy of directors’ and officers’ liability insurance, which it shall not be obligated to do, it is required to provide Mr. Horton with coverage thereunder.

Confidentiality

Mr. Horton is required to maintain in trust and confidence and not disclose to any third party or use for any unauthorized purpose any of the Company’s proprietary information, which he may use only to the extent required to accomplish the purposes of his position as a director of the Company.

Term

The Director Agreement shall be in effect from until Mr. Horton ceases to serve as a director for any reason or upon his inability to perform his services under the Director Agreement for a period of at least 45 consecutive days.

Employment Agreement

Commencing in April 2021, Advanced has employed Daniel Salinas at a salary of $2,600 per month, plus a discretionary bonus, under an agreement that has not yet been reduced to writing.

Except as described above, the Company is not paying any cash or other compensation to its directors for their services as such. In the future, the Company may consider appropriate forms of compensation, including cash compensation and the issuance of Common Stock and share-based compensation.

Involvement in Certain Legal Proceedings

On August 10, 2020, Eric L. Horton, one of the Company’s directors, and his wife filed a voluntary petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (Case No. 20-04042-LA7); an Order of Discharge was entered on October 30, 2020. Otherwise, none of the Company’s directors and executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past 5 years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Committees

On July 19, 2020, the board of directors established an Executive Committee, which has and may exercise all the authority of the board of directors, except that it may not (a) authorize or approve the reacquisition of shares unless pursuant to a formula or method, or within limits, prescribed by the board of directors, (b) approve, recommend to shareholders or propose to shareholders any action that is required to be approved by shareholders, (c) fill vacancies on the board of directors or on any committee of the board of directors, (d) adopt, amend, or repeal the bylaws, (e) authorize, approve or ratify a “director’s conflict of interest transaction,” as that term is defined in Section 607.0832(1)(a) of the Florida Business Corporation Act, or (f) authorize, approve or ratify any transaction required to be reported by Item 404 of Regulation S-K promulgated by the United States Securities and Exchange Commission.

The Board of Directors has not designated any other committee, including a compensation committee, nominating committee or an audit committee, although it is permitted to do so under the Florida Business Corporation Act and its by-laws. With respect to the absence of a nominating committee, the board has determined that it is appropriate not to have one in light of the fact that its two directors have voting control of the Company and can together nominate and elect directors without the vote of the other stockholders. The Company does not have a compensation committee. Although it has adopted the 2018 Plan, in which its officers and directors are eligible to participate, no awards have been made to any of them, and the Company believes that a compensation committee will not be necessary until one or more of them is selected for such participation. The Company has no audit committee.

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

SUMMARY COMPENSATION TABLE

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Curtis Fairbrother	2020	$64,236						$64,236
Chief Executive Officer[1]	2019	$132,065	—	—	—	—	—	$132,065
	2018	$142,858	—	—	—	—	—	$142,858
Douglas Heldoorn	2020	$58,667	—	—	—	—	—	$58,667
Chief Executive Officer[2]	2019	$132,065	—	—	—	—	—	$132,065
	2018	$141,558	—	—	—	—	—	$141,558
Jeffory A. Carlson	2020	$87,912						$87,912
Chief Financial Officer; Treasurer	2019	—	—	—	—	—	—	—
	2018	—	—	—	—		—	—

1 Served in this capacity until his resignation on June 24, 2020.

2 Served in this capacity from June 24, 2020; prior thereto, served as chief operating officer

Mr. Heldoorn is the Company’s principal executive officer and Mr. Carlson is its principal accounting officer and principal financial officer.

The compensation shown above for Mr. Fairbrother does not include payments made to him after he ceased to be an executive officer on June 24, 2020. For information as to such payments, see Item 13 – Settlement Agreement.

Equity Awards, Grant Based Awards, Stock Options, Pension Benefits and Deferred Compensation

On December 31, 2018, the Company adopted, and on December 31, 2018, it amended, the 2018 Plan, which is the only plan under which it can make equity- or grant-based awards or stock options. The stockholders approved the plan and the amendment by consent on those dates. Under this plan, participants, who may include officers and directors of the Company, may receive awards of qualified and/or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, other share- or cash-based awards or dividend equivalents. The Company has not made any awards to it officers and directors under this plan and has not granted pension benefits or entered into any deferred compensation plan or arrangement. For information regarding securities authorized for issuance and awards made under the 2018 Plan, see Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information.

Compensation Analysis

The Company believes that it is paying compensation to its officers on an inadequate basis. It believes that adequate compensation will eventually be required to retain their services. In particular, it believes that adequate compensation for persons with Messrs. Fairbrother’s and Heldoorn’s credentials and experience at a like stage of its development would involve a salary of approximately $180,000 per year, a cash bonus, noncash incentive compensation based on performance and share-based compensation. The Company believes that the 2018 Plan can provide share- and performance-based incentives to officers and employees and attract and retain qualified officers and key employees. Thus far, awards of restricted stock have been granted to employees who are not officers to compensate them for past service for which the Company believes it paid less than market rates and, in some cases, to retain their services. The Company has not yet determined how best to utilize the other elements of the plan, particularly performance-based compensation tailored to executives and key employees in terms of determining how to design awards; the various ways in which awards might be combined; the bases for selecting each of these ways; how decisions regarding each element fit into the Company’s overall compensation objectives and affect decisions regarding other elements; and whether there are other compensation plans that should be considered.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Management and Others

The following table sets forth certain information regarding the beneficial ownership of Common Stock and Series A Preferred as of April 13, 2020, for the following: (a) each of the Company’s directors and executive officers, (b) its directors and executive officers as a group and each person known by the Company to be the beneficial owner of more than 5% of any class or series of its equity securities:

Name of Beneficial Owner	Address	Class or Series	Shares Beneficially Owned	Percentage of class
Douglas Heldoorn	1620 Commerce St.	Common Stock	5,120,848	10.0
	Corona, CA 92880	Series A Preferred	1,000,000	100
Jeffory A. Carlson	1620 Commerce St.	Common Stock	155,085	0.3
	Corona, CA 92880
Daniel Salinas	8311 S. 87th East Ave.	Common Stock	29,950,000	58.7
	Tulsa, OK 74133
Eric L. Horton[1]	1620 Commerce St.	Common Stock
	Corona, CA 92880
All directors and executive		Common Stock
officers as a group (4 persons)		Series A Preferred	1,000,000	100
GP Solutions, Inc.	223 West B St.	Common Stock	10,000,000	19.6
	Colton, CA 92324

1 Held in the name of C&S Advisors, Inc., of which Mr. Horton is the sole stockholder.

The Series A Preferred is convertible into Common Stock at the rate of 0.3051 shares of Common Stock for each share of Series A Preferred.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Real Property Lease

Until August 31, 2018, the Company subleased the 8,000-square-foot property at which its headquarters and all of its operations are located from an independent sublessor, who leased the 10,000-square-foot building in which this property is located from its owner under a lease that expired on August 31, 2018. When the lease expired, the sublessor did not extend it or enter into a new lease. The Company desired to continue to occupy these premises, but the owner was unwilling to enter into a lease with it; the owner, however, was willing to enter into a lease with DPH, which is owned by Mr. Heldoorn, who is one of the Company’s officers and directors. Accordingly, Mr. Heldoorn and DPH leased the building from its owner under a lease, dated August 27, 2018, which had a term of 2 years, that expired on August 31, 2020, at a rental of $11,108 per month; the lease has been extended for 2 year, so at to expire on August 31, 2022. DPH then subleased 8,000 square feet to the Company under a 1-year sublease at a monthly rent of $8,640 per month and on the other terms set forth in Item 2 and subleased the remaining 2,000 square feet to an unrelated party at a rent of $2,467 per month. On September 1, 2019, the Company and DPH extended its term for one year, such that its term expired on August 31, 2020, at a monthly rent of $8,967. On September 1, 2020, DPH leased these premises to Med X for a monthly rent of $9,007, for a term that will expire on August 31, 2021. Thus, (a) the Company has previously subleased and Med X now subleases 80% of the area of the building and paid 77.8% of the total rent paid by DPH for the building, (b) the amounts that DPH received as rent under the two subleases was equal to the rent that it paid to the owner of the building and (c) DPH netted no income from the sublease after it paid rent to the owner. The Company now leases 80% the total area of the building and pays 72.5% of the total rent paid by DPH for the building. The Company believes that the rent for these premises approximates the market rate for space in the area in which its premises are located and that the current sublease is fair to the Company and in its best interest.

Separation Agreement

On June 15, 2020, Curtis Fairbrother, a director of the Company and its chief executive officer and chief officer, resigned from these positions and as an employee of the Company, pursuant to a Separation Agreement, dated June 15, 2020, by and between the Company and him. Such resignation was not the result of any disagreement between him and the Company. Pursuant to the Separation Agreement, (i) Mr. Fairbrother was employed by the Company on June 23, 2020, for a fixed term ending November 30, 2020, at a salary of $10,000 per month, to assist the chief executive officer with transitional matters, (ii) commencing on January 1, 2021, the Company’s indebtedness to him, which was agreed to be $145,844, began to be repaid in 24 monthly payments of $6,093, including interest at the Applicable Federal Rate and (iii) he released the Company from all claims that he had against the Company on June 15, 2020, including those directly or indirectly arising out of or in any way connected with his employment or his service as an officer or director of the Company. During 2020, Mr. Fairbrother received $60,000 in salary pursuant to the Separation agreement. Also, the Company has repaid $40,000 of indebtedness to him in 2021.

Loans

The Company has received loans from Messrs. Fairbrother and Heldoorn from time to time since 2014. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when funds become available. During the years ended December 31, 2020, and December 31, 2019, respectively, the Company received and repaid loans from and to them as follows

	Curtis Fairbrother	Douglas Heldoorn	Total
Year ended December 31, 2019:
Amounts loaned	141,500	207,166	348,666
Amounts repaid	(86,000)	—	(86,000)
Balance at December 31, 2019	204,884	422,278	385,660
Year ended December 31, 2020:
Amounts loaned	69,895	125,582	195,477
Amounts repaid	(52,587)	(239,868)	(292,455)
Balance at December 31, 2020	$187,575	$307,992	$495,567

In addition, Mr. Heldoorn has provided support to the Company when its credit has been insufficient to obtain its own credit and when it has had insufficient funds to purchase equipment and products. In 2017 and 2016, DPH, doing business as Honestas Holdings, acquired the two printers that the Company uses for its printing services for $20,000 each and leased them to the Company under capital leases, each of which was payable in 24 monthly installments of $2,000 that included interest at the rate of 19.87% per annum. In 2020 and 2019, it paid $0 and $10,000, respectively, to DPH under these leases. The Company believes that the terms on which it could have leased these printers from a third party under capital leases are substantially the same as those on which it leased them from DPH and that these leases were fair to the Company and in its best interest.

In 2020 and 2019, the Company purchased $122,986 and $74,416, respectively, of products for resale from Mr. Heldoorn or one of the entities that he controls at cost.

Exchange Agreement

At the time of the execution of the Exchange Agreement and the Distributorship Agreement, GP owned 10,000,000 shares, or 20%, of the outstanding capital stock of Advanced. At that time GP was not a shareholder of the Company. Upon the consummation of the Exchange Agreement, GP became and remains the holder of 10,000,000 shares, or approximately 19.6%, of the outstanding Common Stock.

Distributorship Agreement

The Distributorship Agreement was negotiated between Advanced and GP prior to the execution of the Exchange Agreement; at that time, GP owned 10,000,000 shares, or 20%, of the outstanding capital stock of Advanced. Prior to entering into the Exchange Agreement, the Company’s management reviewed drafts of the Distributorship Agreement and required certain changes to be made thereto before the Company would enter into the Exchange Agreement. The Company believes that the Distributorship Agreement is fair to Advanced.

During the year ended December 31, 2020, the Company placed orders under the Distributorship Agreement in the amount of $1,158,030, but none of these products were delivered or paid for in that year.

Officer and Director Debt

No directors or executive officers or their respective immediate family members or affiliates are indebted to the Company. As of the date of this report, there is no material proceeding to which any of them is a party or, except as set forth in this Item 13, in which he has a material interest adverse to the Company.

Shareholding in GP

Messrs. Heldroon, Horton and Salinas each own less than 5% of the outstanding shares of GP.

Director Independence

The Company has no directors who are independent within the definition of “independent director” set forth in NASDAQ Stock Market Listing Rule 5605(a)(2), as amended. This rule provides that an independent director is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. This rule further provides that a director cannot be considered independent if:

●	he is, or at any time during the past 3 years was, an employee of the company;

●	he or his family member accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the 3 years preceding the independence determination (subject to certain exclusions);

●	his family member is, or at any time during the past 3 years was, an executive officer of the company;

●	he or his family member is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past 3 fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	he or his family member is employed as an executive officer of an entity where, at any time during the past 3 years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	he or his family member is a current partner of the company’s outside auditor, or at any time during the past 3 years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company was billed $77,800 and $38,000 by Haskell & White LLP (“H&W”) for the respective years ended December 31, 2020, and December 31, 2019, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements, the review of the financial statements included in its quarterly reports on Form 10-Q or and other services normally provided in connection with its statutory and regulatory filings or engagements for those years.

Audit Related Fees

The Company was billed $8,000 and $0 for audit-related fees for the years ended December 31, 2020, and December 31, 2019, respectively. Audit-related fees include fees for assurance and related services rendered by the principal accountant and which were reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

The Company was billed $0 for fees by H&W for professional services for tax compliance, tax advice and tax planning for the years ended December 31, 2020, and December 31, 2019.

All Other Fees

There were no other fees for professional services rendered by the principal accountant during the last 2 fiscal years that were not included in the above paragraphs.

Preapproval Policy

None of the above services was approved by the audit committee, because the board of directors has no such committee. The board of directors pre-approves all audit and permissible non-audit services provided by its principal accountant.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2020, are filed as part of this report.

(a)	Consolidated Financial Statements of the Company.

See Item 8 – Financial Statements and Supplementary Data – Index to Consolidated Financial Statements.

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

3.8	Amendment to Articles of Incorporation of the Registrant, filed on September 4, 2020. Filed as Exhibit 3.1 to Current Report of Registrant on Form 8-K filed on September 10, 2020, and incorporated herein by reference.
3.9	Certificate of Correction to Amendment to Articles of Incorporation of the Registrant, filed on September 8, 2020. Filed as Exhibit 3.2 to Current Report of Registrant on Form 8-K filed on September 10, 2020, and incorporated herein by reference.
3.10	By-laws of the Registrant. Filed as Exhibit 3.6 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.2

Production Contract, dated June 8, 2018, by and between the Registrant and Polymation, LLC. Filed as Exhibit 10.3 to Current Report of Registrant on Form 8-K filed on June 15, 2018, and incorporated herein by reference.

10.3

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

10.5	Lease, dated August 27, 2018, by and between KST Family Trust, as Lessor, and Douglas Heldoorn and DPH Supplements Inc., as Lessees. Filed as Exhibit 10.6 to Annual Report of Registrant on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.
10.6	Lease, dated as of September 1, 2018, by and between DPH Supplements, Inc. and the Registrant. Filed as Exhibit 10.13 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2020, and incorporated herein by reference
10.7	Lease Extension, dated May 26, 2020, by and between KST Family Trust, Lessor, and Douglas Heldoorn, an individual, and DPH Supplements Inc., a California corporation, jointly & severally. Filed herewith.
10.8	Note, dated May 4, 2020, made by the Registrant in favor of Customers Bank, in the principal amount of $137,690. Filed as Exhibit 10.15 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.
10.9	Separation Agreement, dated as of June 12, 2020, by and between the Registrant and Curtis Fairbrother. Filed as Exhibit 10.1 to Quarterly Report of Registrant on Form 10-Q, filed on July 30, 2020, and incorporated herein by reference

10.10	Distributorship Agreement, dated August 6, 2020, by and between the Registrant and GP Solutions, Inc. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated September 2, 2020, and incorporated by reference.
10.11	Employment Agreement, dated as of July 31, 2020, by and between the Registrant and Douglas P. Heldoorn. Filed as Exhibit 10.1 to Current Report of Registrant on Form 8-K filed on August 7, 2020, and incorporated herein by reference.
10.12	Exchange Agreement, dated as of August 14, 2020, by and among the Registrant, Advanced Container Technologies, Inc., a California corporation (“Advanced”) and the shareholders of Advanced. Filed as Exhibit 10.1 to Current Report of Registrant on Form 8-K filed on September 10, 2020, and incorporated herein by reference.
10.13	Amendment to Exchange Agreement, dated as of September 9, 2020, by and among the Registrant, Advanced and the shareholders of Advanced. Filed as Exhibit 10.2 to Current Report of Registrant on Form 8-K filed on September 10, 2020, and incorporated herein by reference.
10.14	Director Agreement, dated as of January 1, 2021, by and between the Registrant and Eric Horton. Filed as Exhibit 10.1 to Current Report of Registrant on Form 8-K filed on March 15, 2021, and incorporated herein by reference.
10.15	Lease Agreement, dated March 23, 2021, by and between Pink Parrotfish, LLC and the Registrant. Filed herewith.
10.16	Sublease Agreement, dated September 1, 2020, by and among KST Family Trust, DPH Supplements, Inc. and Med X Technologies Inc. Filed herewith.
14	Code of Ethics. Filed as Exhibit 14 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.
21	Subsidiaries of the Registrant. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.
24	Power of Attorney. Included on signature page of this Annual Report of Registrant on Form 10-K
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. Filed herewith.
32.	Section 1350 Certification of Principal Executive Officer. Filed herewith.
Section 1350 Certification of Principal Financial Officer. Filed herewith.
(c)	Excluded Financial Statements

None.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CONTAINER TECHNOLOGIES, INC.

By:	/s/ Douglas P. Heldoorn	By:	/s/ Jeffory A. Carlson
	Douglas P. Heldoorn		Jeffory A. Carlson
	Chief Executive Officer		Principal Financial Officer and
Principal Accounting Officer
Date:	April 15, 2021	Date:	April 15, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below nominates, constitutes and appoints Douglas P. Heldoorn and Jeffory A. Carlson, and each of them, as his true and lawful agents and attorneys-in-fact, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Douglas P. Heldoorn Douglas P Heldoorn	Chairman of the Board; Chief Executive Officer; principal executive officer; Director	April 15, 2021
/s/ Daniel Salinas Daniel Salinas	Director	April 15, 2021
/s/Eric Horton Eric Horton	Director	April 15, 2021

