Form 10-Q
period 2021-03-31
ADVANCED CONTAINER TECHNOLOGIES, INC.
filed 2021-05-24
CIK 1096950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 21, 2021, there were 51,621,524 shares of the registrant’s Common Stock outstanding.

ADVANCED CONTAINER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended March 31, 2021

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. The use of words such as “anticipates,” “expect,” “intend,” “strive,” “goals,” “plans,” “opportunity,” “future,” “achieve,” “grow,” “committed,” “believes,” “seeks,” “targets,” “estimated,” “continues,” “likely,” “possible,” “may,” “might,” “potentially,” “will,” “would,” “should,” “could,” “on track,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to uncertain events or assumptions – such as future responses to and effects of COVID-19; projections of our future financial performance; future business, social, and environmental performance, goals, and measures; our anticipated growth and trends in our business and operations; projected growth and trends in markets relevant to our businesses and especially, the market for GrowPods and cannabis and related products; business and investment plans; future products and technology; laws and regulation, and especially those relating to cannabis; projected cost and yield trends; availability, uses, sufficiency, and cost of capital of capital resources; valuations; the future purchase, use, and availability of products, components, and services supplied by third parties – are based on management’s expectations as of the date of this report, unless an earlier date is specified, and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and particularly, in Part II, Item 1A – Risk Factors. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. You are urged to review and consider carefully the various disclosures made in this report and in other reports and documents that we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

NOTE REGARDING THIRD-PARTY INFORMATION

This report may include information and estimates that are based on reports and other publications sources from industry analysts, market research firms and other independent sources that were generally available to the public and not commissioned by us, in addition to management’s own good faith estimates and analyses. We believe that such reports and publications, if included, are reliable, but have not independently verified them or their underlying data sources, methodologies or assumptions. They contain information and estimates that are based on estimates, forecasts, projections, market research, or similar methodologies, and are inherently subject to uncertainties. Actual events or circumstances may differ materially from events and circumstances reflected in these reports.

NOTE REGARDING DESCRIPTIONS OF CONTRACTS

This report may contain descriptions of contracts and instruments to which the Company or its officers and directors are parties or by which it is affected. Where such contracts or instruments are exhibits to this report, either because they are filed herewith or incorporated herein by reference, you are referred thereto and the descriptions herein are qualified by such reference. These contracts and instruments are identified in Item 6 – Exhibits.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$447,824	$333,368
Accounts receivable	201,624	130,104
Inventories	270,921	105,591
Prepaid expenses	5,500	1,338
Prepaid inventories	165,000	490,000
TOTAL CURRENT ASSETS	1,090,869	1,060,401
Property and equipment, net of accumulated depreciation of $147,309 and $140,762, respectively	46,434	52,981
Intangible assets, net of accumulated amortization of $313,264 and $248,062, respectively	2,118,736	2,183,938
Goodwill	1,020,314	1,020,314
Security deposits	8,699	8,699
TOTAL ASSETS	$4,285,052	$4,326,333

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$474,074	$322,542
Accrued interest payable	102,320	113,008
Payroll liabilities payable	212,341	213,708
Customer deposits payable	63,723	754,345
Convertible notes payable	81,172	81,172
Notes payable	412,026	401,254
Loans payable - stockholders	397,199	383,152
TOTAL CURRENT LIABILITIES	1,742,855	2,269,181

LONG-TERM LIABILITIES
Payroll Protection Program note payable	14,494	36,234
Notes payable - non stockholder	41,285	47,687
Loan payable - stockholder	12,193	87,033
TOTAL LONG-TERM LIABILITIES	67,972	170,954
TOTAL LIABILITIES	1,810,827	2,440,135

Commitments and contingencies (Notes 3, 5 and 9 - 11)

STOCKHOLDERS' EQUITY
Preferred stock, without par value, issuable in series; 10,000,000 shares authorized; 1,000,0000 shares designated Series A Convertible Preferred stock issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized; 51,621,524 issued and outstanding at March 31, 2021, and 51,016,524 issued and outstanding at December 31, 2020	516	510
Additional paid-in capital	8,285,076	7,400,082
Accumulated deficit	(5,811,367)	(5,514,394)
TOTAL STOCKHOLDERS' EQUITY	2,474,225	1,886,198
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,285,052	$4,326,333

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended March 31,
	2021	2020
Sales	$1,872,958	$556,129

Cost of sales	1,550,041	275,989

Gross profit	322,917	280,140

Operating expenses:
Advertising and marketing	14,827	13,349
Depreciation and amortization	70,440	24,674
Professional fees	77,073	64,890
Share-based compensation	270,000	149,037
Payroll	114,818	285,298
General and administrative	67,728	66,531
Total operating expenses	614,886	603,779

Loss from operations	(291,969)	(323,639)

Non-operating expense:
Interest expense	(5,004)	(9,753)
Total non-operating expense	(5,004)	(9,753)

Loss before income taxes	(296,973)	(333,392)

Income tax provision	—	—

Net Loss	$(296,973)	$(333,392)

Basic and diluted loss per common share	$(0.01)	$(0.35)

Basic and diluted weighted average common shares outstanding	51,166,487	961,034

  ..

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(296,973)	$(333,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,547	5,590
Amortization expense	65,202	20,202
Share-based compensation	270,000	149,037
Increase (decrease) in cash from changes in operating activities:
Accounts receivable	(71,520)	(20,569)
Inventories	(165,330)	5,090
Prepaid expenses	(4,162)	8,967
Accounts payable and accrued expenses	151,532	133,089
Accrued interest payable	(10,688)	(429)
Payroll liabilities payable	(1,367)	32,741
Prepaid inventories	325,000	—
Customer deposits payable	(690,622)	(36,565)
NET CASH USED IN OPERATING ACTIVITIES	(422,381)	(36,239)

FINANCING ACTIVITIES:
Repayment of debt	(17,370)	—
Proceeds from issuance of common stock	615,000	—
Proceeds from stockholder loans	—	60,238
Repayment of stockholder loans	(60,793)	(10,604)
NET CASH PROVIDED BY FINANCING ACTIVITIES	536,837	49,634

INCREASE IN CASH	114,456	13,395

CASH - BEGINNING OF PERIOD	333,368	17,982

CASH - END OF PERIOD	$447,824	$31,377

Supplemental disclosure of cash flow information:
Interest paid	$18,081	$—

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE QUARTER ENDED MARCH 31, 2021 (Unaudited):

	Series A Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balances – December 31, 2020	1,000,000	$—	51,016,524	$510	$7,400,082	$(5,514,394)	$1,886,198

Issuance of common stock in private placement	—	—	485,000	5	614,995	—	615,000

Common stock issued in directors agreement	—	—	120,000	1	269,999	—	270,000

Net loss	—	—	—	—	—	(296,973)	(296,973)

Balances at March 31, 2021	1,000,000	$—	51,621,524	$516	$8,285,076	$(5,811,367)	$2,474,225

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE QUARTER ENDED MARCH 31, 2020 (Unaudited) :

	Series A Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balances at December 31, 2019	—	$—	961,034	$10	$5,906,213	$(4,935,363)	$970,860

Share-based compensation	—	—	—	—	149,037	—	149,037

Net Loss	—	—	—	—	—	(333,392)	(333,392)

Balances at March 31, 2020	—	$—	961,034	$10	$6,055,250	$(5,268,755)	$786,505

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

Note 1 – Description of Business and Organization

Advanced Container Technologies, Inc. (the “Company”) markets and sells two principal products: (i) beginning in 2021, GrowPods, which are specially modified insulated shipping containers manufactured by GP Solutions, Inc. (“GP”), in which plants, herbs and spices may be grown hydroponically in a controlled environment (“GrowPods”) and (ii) the Medtainer®, which may be used to store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Company also markets and sells products related to GrowPods and the Medtainer®. The Company also provides private labeling and branding for purchasers of Medtainers® and related products.

The Company was incorporated under the laws of the state of Florida on September 5, 1997, under the corporate name Synthetic Flowers of America, Inc. It changed its corporate name to Acology, Inc. on January 9, 2014; to Medtainer, Inc. on August 28, 2018; and to its present name on October 3, 2020.

On October 9, 2020, the Company acquired all of the outstanding shares of Advanced Container Technologies, Inc., a California corporation (“Advanced”), from its shareholders pursuant to an Exchange Agreement, dated August 14, 2020, and amended on September 9, 2020 (as so amended, the “Exchange Agreement”), in exchange for 50,000,000 shares of the Company’s common stock (“Common Stock”). This exchange resulted in Advanced’s becoming the wholly owned subsidiary of the Company. In connection with this exchange, the Company acquired a Distributorship Agreement, dated August 6, 2020, by and between Advanced and GP (the “Distributorship Agreement”), under which Advanced has the exclusive right to purchase GrowPods and related products from GP at prices to be agreed to from time to time and to sell and distribute them within the United States and its territories for an initial term that will expire on December 31, 2025. ACT may renew the Distributorship Agreement indefinitely as long as it purchases the lesser of (i) 100 GrowPods or (ii) GP’s total output of GrowPods in the last calendar year of any term.

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

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the operating results for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 16, 2021.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain of these estimates could be affected by external conditions, including those unique to the Company’s industries, and general economic conditions. It is possible that these external conditions could have an effect on the Company’s estimates that could cause actual results to differ materially from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of 3 months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2021, or December 31, 2020.

Accounts Receivable

Included in accounts receivable on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, the allowance for doubtful accounts was $0 as of March 31, 2021, and December 31, 2020.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Furniture and fixtures are depreciated over the useful life of 7 years. Machinery, equipment, and computers are depreciated over the useful life of 3 to 7 years. Leasehold improvements are depreciated over 2 years and were fully depreciated as of March 31, 2021. Expenditures for additions and improvements are capitalized and repairs and maintenance are expensed as incurred.

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

The Company reviews intangible assets subject to amortization at least quarterly to determine whether any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent than quarterly impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down the carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize its remaining carrying value prospectively over its revised remaining useful life. The Company has conducted its annual impairment test of goodwill during the fourth quarter of each year. The estimation of fair value requires significant judgment. There was no impairment of intangible assets, long-lived assets or goodwill during the quarters ended March 31, 2021, or March 31, 2020.

Loss resulting from an impairment test will be reflected in operating income in the Company’s consolidated statements of operations. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets not previously recorded.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 20l4-09, Revenue from Contracts with Customers (Topic 606), which superseded all existing revenue recognition requirements, including most industry specific guidance. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that it expects to receive for them. FASB has issued the following amendments to ASU No. 2014-09 concerning its adoption and clarification that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 20l6-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments (collectively, the “new revenue standards”) when it adopted ASU No. 2014-09.

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. Adoption of the new revenue standards did not change the Company’s revenue recognition, as substantially all of its revenues continued to be recognized when a customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to accumulated deficit was required upon adoption of the new revenue standards.

Under the new revenue standards, the Company recognizes revenues when a customer obtains control of promised goods or services, or when they are shipped to a customer, in an amount that reflects the consideration that it expects to receive in exchange for them. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (a) it identifies a contract with a customer; (b) it identifies the performance obligations in the contract; (c) it determines the transaction price; (d) it allocates the transaction price to the performance obligations in the contract; and (e) it recognizes revenues when (or as) it satisfies its performance obligation.

Revenues from product sales are recognized when a customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment or delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have been recognized is 1 year or less or the amount is immaterial.

Revenue from sales of items sold by the Company for the three months ended March 31, 2021, and March 31, 2020, and the percentage of sales allocable to each item to the Company’s total revenues were as follows:

	Three Months Ended March 31,
	2021		2020
	Revenues	%	Revenues	%
GrowPods and related products	$1,325,000	71	$—	—
Medtainers®	224,831	12	344,499	62
Humidity pack inserts	151,254	8	125,410	23
Lighters	82,259	4	29,681	5
Plastic lighter holders	29,686	2	18,869	3
Shipping charges	17,844	1	17,072	3
Others	24,455	1	6,691	1
Printing	9,489	<1	13,254	2
Jars	8,140	<1	4,883	1
Total revenues	$1,872,958	100	$556,129	100

The table below presents the customer deposits payable balance and the significant activity affecting customer deposits during the period ended March 31, 2021:

Beginning balance at December 31, 2020	$754,345
New customer deposits received	16,223
Revenue recognized from customer deposits	(706,845)
Ending balance at March 31, 2021	$63,723

Share-Based Payments

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions. In June 2018, FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for share-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. This guidance became effective for the Company on January 1, 2019. Based on completed analysis, the Company has determined that the adoption of this guidance will not have a material impact on its financial statements. The Company follows FASB guidance related to equity-based payments, which requires that equity-based compensation be accounted for using a fair value method and recognized as expense in the accompanying consolidated statements of operations. Equity-based compensation expense is recognized as compensation expense over the applicable service or vesting period (see Note 7).

Fair Value Measurements

The Company has adopted ASC Topic 820, Fair Value Measurements, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, is carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of the Company’s short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features, such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Advertising

Advertising and marketing expenses are charged to operations as incurred. These expenses totaled $14,827 and $13,349 for the three months ended March 31, 2021, and March 31, 2020, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times, may exceed the federal deposit insurance coverage of $250,000. The Company has not experienced losses on these accounts and believes that it is not exposed to significant risks on such accounts. The Company has not experienced losses on accounts receivable and the Company believes that it is not exposed to significant risks with respect to them.

Loss per Share

Basic loss per share is calculated by dividing the Company's net loss attributable to Common Stock by the basic weighted average number of shares of Common Stock outstanding during the year. The diluted loss per share is calculated by dividing the Company’s net loss attributable to Common Stock by the diluted weighted average number of shares outstanding during the year. No dilutive effective was calculated for the three months ended March 31, 2021, and March 31, 2020, as the Company reported a net loss for each period.

Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use asset on a balance sheet for most leases, along with requirements for enhanced disclosures to enable the assessment of the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company and a related party entered into a building lease effective on September 1, 2018, which had a 1-year term that expired on August 31, 2019, was renewed for a 1-year term that expired on August 31, 2020, and was renewed for a 1-year term that will expire on August 31, 2021. On March 23, 2021, the Company and an unrelated party entered into a lease of premises in Tulsa, Oklahoma, having a monthly rental of $5,500. The lease has a 1-year term that expires on March 31, 2022, and is renewable for a 1-year term at the same rent. The Company is obligated to pay all taxes, insurance, operating expenses, repairs and certain maintenance costs and utilities. Because each of these building leases has a term of 12 months or less and there is no assurance the Company will remain in the building locations after the buildings leases have expired, the Company has concluded that this ASU does not apply to these building leases.

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. For convertible instruments, FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. FASB also decided to improve and amend the related earnings per share guidance. The amendments in this update are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Management is currently evaluating the effect on the Company’s financials if and when convertible securities are issued. This update does not affect the Company’s current financial statements.

In December 2019, FASB issued ASU 2019-12, Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 31, 2021, and interim periods within that year. Early adoption is permitted. Management is currently evaluating the effect on the Company’s financials. This update does not affect the Company's current financial statements.

In June 2016, FASB issued ASU 2016-13 regarding ASC Topic 326, “Measurement of Credit Losses on Financial Instruments.” This pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequently, FASB issued an amendment to clarify the implementation dates and items that fall within the scope of this pronouncement. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the effect on the Company’s financials. This update does not affect the Company's current financial statements.

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 – Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2021, the Company had a working capital deficit of $651,986 and an accumulated deficit of $5,811,367. In addition, the Company has generated operating losses since its inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products and services, introducing additional products and services, controlling operating expenses, negotiating extensions of overdue notes payable and raising either debt or equity financing. There is no assurance that the Company will be able to implement any of the measures set forth in the previous sentence.

Note 4 – Intangible Assets

Intangible assets, including patents and patent applications, a trademark and an internet domain related to Medtainer® and distribution rights under a Distributorship Agreement dated August 6, 2020, are recorded at cost or estimated fair value at date of acquisition. Goodwill relates to an Asset Purchase Agreement, amended as of June 8, 2018. These intangible assets and goodwill are evaluated annually for impairment based upon reports that the Company obtains from an independent valuation firm. As of March 31, 2021, and December 31, 2020, there was no impairment of these assets, which are included in the tables below:

Intangible Assets and Goodwill at March 31, 2021
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
Distributorship Agreement	5 years	$900,000	$(85,932)	$814,068
U.S. patents	15 years	435,000	(80,213)	354,787
U.S. patents	16 years	435,000	(77,198)	357,802
Canadian patents	20 years	260,000	(36,393)	223,607
European patents	14 years	30,000	(5,871)	24,129
Molds	15 years	150,000	(27,657)	122,343
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible totals		$2,432,000	$(313,264)	$2,118,736
Goodwill		$1,020,314	$—	$1,020,314

Intangible Assets and Goodwill at December 31, 2020
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
Distribution Agreement	5 years	$900,000	$(40,932)	$859,068
U.S. patents	15 years	435,000	(73,085)	361,915
U.S. patents	15 years	435,000	(40,337)	364,663
Canadian patents	20 years	260,000	(33,159)	226,841
European patents	14 years	30,000	(5,349)	24,651
Molds	15 years	150,000	(25,200)	124,800
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible totals		$2,432,000	$(248,062)	$2,183,938
Goodwill		$1,020,314	$—	$1,020,314

Note 5 – Convertible Notes Payable and Promissory Notes Payable

As of March 31, 2021, and December 31, 2020, the Company had the following Convertible Notes Payable and Notes Payable Outstanding:

	March 31, 2021		December 31, 2020
		Accrued		Accrued
	Principal	Interest	Principal	Interest
Convertible Notes Payable
July 2014 $75,000 note, convertible into common stock at $5.00 per share, 10% interest, in default (a)	$66,172	$31,983	$66,172	$30,329
July 2014 $15,000 note, convertible into Common Stock at $5.00 per share, 10% interest, in default (a)	15,000	11,500	15,000	10,625
	$81,172	$43,483	$81,172	$40,954
Notes Payable
February 2018 $298,959 note, due February 2019,	$268,682	$—	$282,969	$—
10% interest, in default (b)
August 2015 $75,000 note, with one-time interest	61,163	57,960	64,246	71,356
charge of $75,000 (c)
May 4, 2020 Paycheck Protection Note (d)	137,960	877	137,960	698
	$467,805	$58,837	$485,175	$72,054
Total	$548,977	$102,320	$566,347	$113,008

(a)	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000 and made payments of $8,828 on them as of March 31, 2021. These notes are convertible into shares of the Common Stock at a conversion price of $295 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% annual rate.
(b)	On February 22, 2018, the Company made a promissory note in the principal amount of $298,959 in favor of an unrelated party, which comprised the unpaid principal amount of $200,000 due on a prior note in favor of that party and $98,959 of accrued interest thereon. At March 31, 2021, there was no accrued interest. The outstanding balance of this note was $268,682 and $282,969 at March 31, 2021, and December 31, 2020, respectively. The Note was due on February 22, 2019. The Company is negotiating an extension.
(c)	On August 15, 2015, the Company made a promissory note in the principal amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if not repaid on or before the maturity date. Upon an event of default, as defined in the note, interest will be compounded daily. This note matured on August 11, 2016. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of accrued interest on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. During the three months ended March 31, 2021, and year ended December 31, 2020, the Company made payments of $3,083 and $10,754, respectively, on the principle and $11,917 and $4,246, respectively, on interest accrued on this note. At March 31, 2021, and December 31, 2020, the balance of the note was $61,163 and $64,246, respectively, and accrued interest, including the $75,000 fee included therein, was $57,960 and $71,356, respectively.
(d)	The Company made this note pursuant to the terms of the Paycheck Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and pursuant to all regulations and guidance promulgated or provided by the SBA and other Federal agencies that are now, or may become, applicable to the loan. The loan bears interest at the rate of 1% per annum. No interest or principal payment was required during the first six months after the loan amount was disbursed, although interest accrued during this period. After the deferral period and after taking into account any loan forgiveness applicable to the loan pursuant to the program, as approved by SBA, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining 18-month term of the loan, in the amount and according to the payment schedule provided by lender. The processes relating to loan forgiveness have not yet been finalized, as the result of which the Company has not applied for loan forgiveness, but the Company believes that when they are finalized and forgiveness is applied for, the entire loan will be forgiven. Interest of $877 and $698 had accrued on this note at March 31, 2021, and December 31, 2020.

Note 6 – Stockholders’ Equity

On March 22, 2019, the Company combined the outstanding shares of its common stock on the basis of 1 share of common stock for each 100 shares of common stock. Also, on that date, the Company reduced the number of shares of its authorized common stock from 6,000,000,000 to 100,000,000. The number of authorized shares of preferred stock remained 10,000,000. On October 8, 2020, the Company combined the outstanding shares of its common stock on the basis of 1 share of common stock for each 59 shares of common stock. The effects of these combinations have been retroactively applied to all periods presented in the unaudited consolidated financial statements.

On July 30, 2020, the Company filed articles of amendment with the Secretary of State of the State of Florida, pursuant to which a series of 1,000,000 of its 10,000,000 authorized shares was created, which series is named Series A Convertible Preferred Stock (“Series A Preferred”). Each share of Series A Preferred is convertible into 0.3051 shares of Common Stock, has the dividend and distribution rights and redemption rights of the shares of Common Stock into which it is convertible, is not redeemable and has voting power equal to the combined voting power of all other of classes and series of the Company’s capital stock. On June 24, 2020, the Company issued all of the shares of this series to a related party in exchange for 305,085 shares of Common Stock.

On October 9, 2020, the Company issued 50,000,000 shares of Common Stock to the shareholders of Advanced in exchange for their shares in Advanced pursuant to the Exchange Agreement. See Note 1. As a result, Advanced became the wholly owned subsidiary of the Company and the Company acquire the Distributorship Agreement, which has been valued as an intangible asset at $900,000 (see Note 4) and $86,293 in cash. Under the Distributorship Agreement, Advanced has the exclusive right acquire GrowPods and related products at prices to be agreed to from time to time and to sell and distribute them within the United States and its territories for an initial term that will expire on December 31, 2025. ACT may renew the Distributorship Agreement indefinitely as long as it purchases the lesser of (i) 100 GrowPods or (ii) GP’s total output of GrowPods in the last calendar year of any term.

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of the Company’s directors, as compensation pursuant to a Director Agreement between the Company and him, dated as of that date.

Between January 1, 2021, and March 31, 2021, the Company issued 485,000 shares of Common Stock to eight unrelated persons. The aggregate purchase price of these shares was $615,000.

Note 7 – Share-Based Compensation

The Company’s 2018 Incentive Award Plan (the “2018 Plan”) became effective on December 1, 2018, under which the Company was authorized to issue up to 33,898 shares of Common Stock as incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of compensation to employees, directors and consultants. In addition, the 2018 Plan provides for the grant of performance cash awards to employees, directors and consultants. All these shares were reserved on that date.

On December 1, 2018, 22,882 shares of common stock were awarded to employees in the form of restricted shares and 5,678 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.59 per share. As of March 31, 2021, all of these shares had vested. The following table shows vesting for financial reporting purposes under GAAP of the shares issued under the 2018 Plan:

	Shares of Common Stock
Vesting Dates	Employees	Consultants
December 31, 2018	—	3,136
January 1, 2019	12,712	—
March 31, 2019	—	2,542
June 30, 2019	5,085	—
June 30, 2020	5,085	—
Total vested at March 31, 2021	22,882	5,678

The Company made no awards in any other form during the three months ended March 31, 2021, and March 31, 2020.

The Company expensed $0 and $149,037, for share-based compensation under the 2018 Plan in the three months ended March 31, 2021, and March 31, 2020, respectively, for its employees and consultants in the accompanying consolidated statements of operations.

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors, as compensation pursuant to a Director Agreement, dated as of that date and, in the three months ended March 31, 2021, the Company expensed $270,000 for share-based compensation in respect of these shares (see Note 6) based on their fair market value of $2.25 per share on their date of issuance.

Note 8 – Income Taxes

As of December 31, 2020, the Company had approximately $1,800,000 and $1,700,000 of net operating loss carryforwards (“NOLs”) available to reduce future Federal and California, respectively, taxable income, which will begin to expire in 2031. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the three months ended March 31, 2021 and March 31, 2020.

Note 9 – Related-Party Transactions

Loans

The Company has received loans from its officers and directors from time to time since its inception. During the three months ended March 31, 2021, the Company did not receive any loans from its officers and directors and repaid $60,793 of these loans. During the three months ended March 31, 2020, the Company received no such loans and repaid $10,603 of these loans. The balance of these loans at March 31, 2021, and December 31, 2020, was $409,392 and $470,185, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company makes building lease payments and purchases products for resale from entities owned by a related party, who is also one of its executive officers.

Payments made to related parties for the three months ended March 31, 2021, and March 31, 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
Building lease payments	$27,201	$21,521
Purchase of products for resale	74,126	26,942
Total	$101,327	$48,463

Director Compensation

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors, as compensation pursuant to a Director Agreement, dated as of that date. (See Note 7.)

Note 10 – Concentrations

For the three months ended March 31, 2021, two of the Company's customers accounted for approximately 46% and 25% of total revenues. For the three months ended March 31, 2020, two of the Company's customers accounted for 7% and 3% of total revenues.

For the three months ended March 31, 2021, and March 31, 2020, the Company purchased approximately 82% and 48%, respectively, of its products for cost of goods sold from one distributor.

For the three months ended March 31, 2021, two of the Company's customers accounted for 43% and 34% of its accounts receivables. As of December 31, 2020, two of the Company’s customers accounted for 87% and 5% of its accounts receivable.

Note 11 – Commitments

On September 1, 2018, the Company entered into an operating lease with an entity owned by a related party calling for monthly payments of $8,641, plus 100% of operating expenses, for a term expiring on August 31, 2019. On September 1, 2019, this lease was amended such that it expired on August 31, 2020, and the rent thereunder was increased to $8,967 per month. On September 1, 2020, this lease was amended such that its term will expire on August 31, 2021, and the rent thereunder was increased to $9,007 per month.

Under an agreement with the supplier of Medtainers® entered into in 2018, the Company agreed to purchase a minimum of 30,000 units of product per month. Under the terms of this agreement, the minimum purchase quantity increases by 1% on every anniversary of its effective date and is now 30,603 units per month. The purchase price for units is subject to periodic adjustment for changes in the consumer price index. This agreement will expire on April 30, 2031; however, it can be terminated upon payment of $400,000.

Note 12 – Subsequent Events

Management has evaluated all other subsequent events when the consolidated financial statements were issued and determined that none of them requires this disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S UNAUDITED FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING IN THIS REPORT.

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of March 31, 2021, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 16, 2020. Further, the Company urges caution regarding the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described in Part II, Item 1A - Risk Factors, or other events, could have a material adverse effect on the Company’s business, results of operations and financial position.

General Statement of Business

The Company was incorporated under the laws of the state of Florida on September 5, 1997 under the corporate name Synthetic Flowers of America, Inc. It changed its corporate name to Acology, Inc. on January 9, 2014; on August 28, 2018, to Medtainer, Inc.; and on October 3, 2020, to its present name.

The Company is in the businesses of (i) selling and distributing hydroponic containers called “GrowPods” and related products and (ii) designing, branding and selling proprietary plastic medical-grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs, as well as selling other products such as humidity control inserts, smell-proof bags, lighters, and plastic lighter holders, and providing private labeling and branding for purchasers of the Company’s containers and the other products.

The Company markets its products directly to businesses through its phone room and to the retail public through internet sales. The Company also markets directly to wholesalers and other businesses that resell them to other businesses and end users.

On October 9, 2020, the Company acquired all of the outstanding shares of Advanced Container Technologies, Inc., a California corporation (“Advanced”), from its shareholders pursuant to an Exchange Agreement, dated August 14, 2020, which was amended on September 9, 2020 (as so amended, the “Exchange Agreement”), in exchange for 50,000,000 shares of the Company’s Common Stock. This exchange resulted in Advanced’s becoming a wholly owned subsidiary of the Company.

The acquisition of Advanced represents a material change in the business strategy of the Company and an expansion of its product base. Since the inception of the Company in 2014, its intended growth strategy was to concentrate on increasing sales of Medtainers®, while introducing related products and services, such as humidity control inserts and printing. This approach resulted in relatively flat revenues, increasing expenses and a history of losses. Management believes that this acquisition offers the prospect of substantially increased revenues, without a comparable increase in expenses, and offers the Company an opportunity to attain significant profits.

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

The Company’s principal place of business is located at 1620 Commerce St., Corona, CA 92880. The Company’s telephone number is (951) 381-2555. The Company has two corporate websites: www.advancedcontainertechnologies.com for GrowPods and related items and www.medtainer.com for Medtainers® and related products and services. Common Stock is quoted on the OTC Pink tier of OTC Link, a quotation system operated by OTC Markets Group Inc., under the trading symbol ACTX.

Going Concern

As indicated in Note 3 of the Notes to Consolidated Financial Statements, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has generated material operating losses since inception and its ability to continue as a going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products – and in particular GrowPods and related products – while introducing additional products and services, controlling cost of goods sold and operation expenses, negotiating extensions of existing loans and raising debt or equity financing.

Need for Capital

The Company needs a substantial amount of additional capital to fund its business, including expansion of its operations, and for repayment of its debts. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted it may need to take certain measures to remain a going concer, or it could be forced to terminate operating.

Impact of the Covid-19 Pandemic

To mitigate losses during the Covid-19 pandemic and the ensuing recovery period, the Company terminated most of the 18 employees that it had in early 2020, such that it now has 8 employees, including officers, which it believes is the minimum necessary to maintain its operations. The Company’s chief executive officer has waived his salary since June 1, 2020. In addition, the Company is deferring employer payroll taxes, as permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company does not intend to restore its staffing to pre-pandemic levels, although it may add personnel depending on demand for GrowPods and related products. The Company is also purchasing from fewer Medtainers® than required under the production contract with their manufacturer; while doing so enables the Company to preserve cash by reducing expenses, it also subjects it to claims for breach of that agreement. For additional information regarding the impact of Covid-19 pandemic on the Company, see “Impact of the Covid-19 Pandemic,” below.

The Company tested intellectual property and goodwill for impairment in preparing its financial statements for the year ended December 31, 2020, and determined that no adjustment was required.

Results of Operations

Comparison of the Three Months Ended March 31, 2021, and March 31, 2020

The following table sets forth information from the statements of operations for the three months ended March 31, 2021, and March 31, 2020.

	Three Months Ended March 31,
	2021	2020
Revenues	$1,872,958	$556,129
Cost of goods sold	1,550,041	275,989
Gross profit	322,917	280,140

Operating expenses	614,886	603,779
Loss from operations	(291,969)	(323,639)

Non-operating expense:
Interest expense	(5,004)	(9,753)
Net loss	$(296,973)	$(333,392)

Revenue

Revenue was $1,872,958 and $556,129 for the three months ended March 31, 2021, and March 31, 2020, respectively. The increase was primarily due to a $1,325,000 increase in revenues sales from GrowPods (which the Company did not sell prior to January 1, 2021), a $52,578 increase in revenues from sales of lighters, a $25,844 increase in revenues from sales of humidity packs and a $10,818 increase in revenues from sales of lighter holders. The increase was partially offset by a $119,669 decrease in sales of Medtainers® and $13,311 decrease in revenues from sales of printing services.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31,2021, and March 31, 2020, were $1,550,041 and $275,989, respectively. This increase was primarily due to a $1,240,530 increase in the cost of GrowPods (which the Company did not purchase prior to January 1, 2021) and a $33,028 increase in the cost of lighters. This increase in cost of goods sold was partially offset by a $26,416 decrease in cost of Medtainers® and a $6,233 decrease in packaging and shipping supplies.

Operating Expenses

Operating expenses for the three months ended March 31, 2021, and March 31, 2020, consisted of the following:

	Three Months Ended March,
	2021	2020
Advertising and marketing	$14,827	$13,349
Depreciation and amortization	70,440	24,674
Professional fees	77,073	64,890
Share-based compensation	270,000	149,037
Payroll	114,818	285,298
General and administrative	67,728	66,531
Total operating expenses	$614,886	603,779

Operating expenses for the three months ended March 31, 2021, and March 31, 2020, were $614,886 and $603,779, respectively. The increase was attributable to a $120,963 increase in share-based compensation, a $45,766 increase in depreciation and amortization and a $12,183 increase in professional fees. This increase was partially offset by a $170,480 decrease in payroll expense.

Loss from Operations

The Covid-19 pandemic, its disruption of the Company’s business and its effect on the economy generally have not adversely impacted the Company, due to its cost saving measures, principally by reducing payroll. In particular, the Company’s sales in 2020 were approximately $79,202 higher than for 2019, in spite of the Covid-19 pandemic. Its sales for the three months ended March 31, 2021, were $1,872,958, compared with $556,129 for the like period of 2020. The Company's operating loss for the three months ended March 31, 2021, was $291,969 ($270,000 of which was non-cash expense for share-based compensation and $70,440 of which was non-cash expense for depreciation and amortization), compared with $323,639 for the three months ended March 31, 2020 ($149,037 of which was non-cash expense for share-based compensation and $24,674 of which was non-cash expense for depreciation and amortization). The Company expects that its sales will increase in the second quarter of 2021 and beyond, principally because it expects to receive increasing revenues from sales of GrowPods and related products. The Company believes that, owing to the effect of the pandemic on its customers, receivables have been and may continue to be collected more slowly than prescribed by their payment terms and some may prove to be uncollectible.

Interest Expense

For the three months ended March 31,2021, and March 31, 2020, interest expense was $5,004 and $9,753, respectively.

Net Loss

The net loss for the three months ended March 31, 2021, was $296,973 ($270,000 of which was non-cash expense for share-based compensation and $70,440 of which was non-cash expense for depreciation and amortization) versus a net loss of $333,392 ($149,037 of which was non-cash expense for share-based compensation and $24,674 of which was non-cash expense for depreciation and amortization) for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $447,824 in cash and accounts receivable of $201,624. As of March 31, 2021 and December 31, 2020, the Company had negative working capital of $651,986 and $1,208,780, respectively. As of March 31, 2021, the Company had no commitments for capital expenditures. As of that date, the Company had inventory of approximately 84,000 Medtainer® products, approximately 205,000 units of other products and no inventory of GrowPods and related products.

On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)(the “PPP Loan”) and pursuant to all regulations and guidance promulgated or provided by the SBA and other Federal agencies that are now, or may become, applicable to the loan. The loan bears interest at the rate of 1% per annum. No interest or principal will be required during the first 6 months after the loan amount was disbursed, although interest will continue to accrue over this deferral period. After the deferral period and after taking into account any loan forgiveness applicable to the loan pursuant to the program, as approved by SBA, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining 18-month term of the loan, in the amount and according to the payment schedule provided by lender. The loan will be forgiven if its proceeds are used for payroll, mortgage interest, rent, and utilities during the 8-week period beginning on May 4, 2020. However, the amount of loan forgiveness will be reduced if less than 75% of the funds is expended for payroll over that period. The processes relating to loan forgiveness have not yet been finalized, as the result of which the Company has not applied for loan forgiveness, but the Company believes that when they are finalized and forgiveness is applied for, the entire loan will be forgiven.

In 2020, the Company received $137,690 from the PPP Loan and $210,000 from the sale of 348,983 shares of Common Stock to two private investors. In 2021, the Company has received $615,000 from sales of 485,000 Common Stock to private investors. The proceeds from these transactions, which total $962,690, are insufficient to meet the Company’s capital needs, inasmuch as it believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including approximately $600,000 to repay loans and interest that are past due, assuming that the Company’s operating loss remains at the same level; however, the Company believes, but cannot assure, that it will attain an operating profit in 2021. The Company is seeking extensions of its past-due loans, and if it is successful in doing so, the amount of such funding will be reduced, but assurance can be given as to the extent that it will be successful. The Company plans to fund its activities principally through the sale of debt or equity securities to private investors and, if attained, its profits. There is no assurance that such funding will be available on acceptable terms or available at all, or that the Company will attain profitability. If the Company is unable to raise sufficient funds when required or on acceptable terms, it may have to reduce significantly, or discontinue, its operations. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

While the Company expects that the entire Cares Loan will be forgiven, it does not believe that such forgiveness will materially affect its need for capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, the Company requires substantial additional capital. In the event that it cannot raise such capital, it may have to curtail its operations or it could cease to continue as a going concern.

The Company’s business, financial condition, results of operations and liquidity may be substantially and adversely affected by the Covid-19 pandemic.

Due to measures taken by the Company to reduce operating expenses, principally payroll costs, the COVID-19 pandemic has not had a material impact on our business and results of operations. As the result of these measures and although revenues were nearly equal for the years ended December 31, 2020, and December 31, 2019, the Company was able to decrease its operating loss for the later year by $820,727. During the three months ended March 31, 2021, it's operating loss was $291,969 ($270,000 of which was non-cash expense for share-based compensation and $70,440 of which was non-cash expense for depreciation and amortization), compared with $323,639 for the three months ended March 31, 2020 ($149,037 of which was non-cash expense for share-based compensation and $24,674 of which was non-cash expense for depreciation and amortization), compared with $333,392 (a loss of $149,928, excluding such expenses). Nevertheless, the federal and local governmental restrictions that were implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement and gathering of people, affected the Company during the year ended December 31, 2020, in the three months ended March 31, 2021, and may continue to do so. As the pandemic has abated, some of these restrictions have been temporarily or permanently removed. However, it is not yet clear when the Company and its customers will be able to resume normal operations. Assuming that government vaccination programs are successful, this may occur in the near future. However, if they are not successful, or if they cannot contain infections due to emerging virus variants, these restrictions could continue indefinitely. The ultimate extent of the impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.

The cost saving actions that the Company took during the year ended December 31, 2020 to address and mitigate the effects of COVID-19 among other things reduced its ability to market its products led to disruptions in its business, reduced its ability to grow, resulted in the termination of many employees and increased the workload for the employees that were retained, may have affected the ability to raise capital and may have created risks to the effectiveness of the Company’s internal controls. The Company expects that these and other existing and potential impacts of COVID-19 will continue until the pandemic is controlled.

If the pandemic intensifies, the risks to which the Company is subject, including, but not limited to, those arising because of its inability to raise capital, the ability of its customers to pay the Company on a timely basis or at all and the execution of its strategy, may increase.

See Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Impact of the Covid-19 Pandemic for further information.

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

Cannabis is a Schedule I controlled substance under the Controlled Substances Act and accordingly, its cultivation, sale, or possession is unlawful under federal law, as is its advertisement for sale and the sale of paraphernalia designed or intended primarily for its use, unless such paraphernalia is authorized by federal, state, or local law. The Controlled Substances Act is enforced by the Drug Enforcement Administration (the “DEA”). The United States Supreme Court has ruled that the federal government has the right to regulate and criminalize cannabis, even for medical purposes. The illegality of cannabis under federal law preempts state laws that legalize its use and therefore, federal law and enforcement may adversely impact the implementation and effect of state laws permitting adult use of cannabis or its use for medical purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2021, the Company issued 120,000 shares of Common Stock to Eric Horton, one of the Company’s directors, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(c) promulgated thereunder.

During the three months ended March 31, 2021, the Company sold 485,000 shares of Common Stock to eight unrelated persons for an aggregate purchase price of $615,000, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(b) or (c) promulgated thereunder.

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

ADVANCED CONTAINER TECHNOLOGIES, INC.

Date: May 24, 2021	BY:	/s/ Douglas P. Heldoorn
Douglas P. Heldoorn
Principal Executive Officer

Date: May 24, 2021	BY:	/s/ Jeffory A. Carlson
Jeffory A. Carlson
Principal Accounting Officer