Form 10-Q
period 2021-06-30
ADVANCED CONTAINER TECHNOLOGIES, INC.
filed 2021-08-24
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

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

Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the Registrant’s common stock as of August 23, 2021 was 51,621,524.

  ADVANCED CONTAINER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended June 30, 2021

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. The use of words such as “anticipates,” “expect,” “intend,” “strive,” “goals,” “plans,” “opportunity,” “future,” “achieve,” “grow,” “committed,” “believes,” “seeks,” “targets,” “estimated,” “continues,” “likely,” “possible,” “may,” “might,” “potentially,” “will,” “would,” “should,” “could,” “on track,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to uncertain events or assumptions - such as future responses to and effects of COVID-19; projections of our future financial performance; future business, social, and environmental performance, goals, and measures; our anticipated growth and trends in our business and operations; projected growth and trends in markets relevant to our businesses and especially, the market for GrowPods and cannabis and related products; business and investment plans; future products and technology; laws and regulation, and especially those relating to cannabis; projected cost and yield trends; availability, uses, sufficiency, and cost of capital of capital resources; valuations; the future purchase, use, and availability of products, components, and services supplied by third parties - are based on management’s expectations as of the date of this report, unless an earlier date is specified, and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and particularly, in Part II, Item 1A — Risk Factors. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. You are urged to review and consider carefully the various disclosures made in this report and in other reports and documents that we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

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

NOTE REGARDING DESCRIPTIONS OF CONTRACTS

This report may contain descriptions of contracts and instruments to which the Company or its officers and directors are parties or by which it is affected. Where such contracts or instruments are exhibits to this report, either because they are filed herewith or incorporated herein by reference, referred is directed thereto and the descriptions herein are qualified by such reference. These contracts and instruments, if any, are identified in Item 6 — Exhibits.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$337,581	$333,368
Accounts receivable	91,866	130,104
Inventories	315,044	105,591
Prepaid expenses	13,976	1,338
Prepaid inventories	509,500	490,000
TOTAL CURRENT ASSETS	1,267,967	1,060,401

Property and equipment, net of accumulated depreciation of $152,489 and $140,762, respectively	57,254	52,981
Intangible assets, net of accumulated amortization of $378,466 and $248,062, respectively	2,053,534	2,183,938
Goodwill	1,020,314	1,020,314
Security deposits	8,699	8,699
TOTAL ASSETS	$4,407,768	$4,326,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$375,642	$322,542
Accrued interest payable	93,953	113,008
Payroll liabilities payable	400,699	213,708
Customer deposits payable	472,653	754,345
Convertible notes payable	81,172	81,172
Notes payable	395,176	401,254
Loans payable - stockholders	378,061	383,152
TOTAL CURRENT LIABILITIES	2,197,356	2,269,181

LONG-TERM LIABILITIES
Notes payable - non-stockholders	33,599	170,954
TOTAL LONG-TERM LIABILITIES	33,599	170,954
TOTAL LIABILITIES	2,230,955	2,440,135

Commitments and contingencies (Notes 3, 6, 10)

STOCKHOLDERS’ EQUITY
Preferred stock, without par value, issuable in series, 10,000,000 shares authorized, 1,000,000 shares designated Series A Convertible Preferred Stock issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized - 51,621,524 issued and outstanding at June 30, 2021, and 51,016,524 issued and outstanding at December 31, 2020	516	510
Additional paid-in capital	8,285,076	7,400,082
Accumulated deficit	(6,108,779)	(5,514,394)
TOTAL STOCKHOLDERS’ EQUITY	2,176,813	1,886,198
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,407,768	$4,326,333

The accompanying notes are an integral part of these financial statements..

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$758,572	$293,040	$2,631,530	$849,169

Cost of sales	491,828	142,057	2,041,869	418,046

Gross profit	266,744	150,983	589,661	431,123

Operating expenses:
Advertising and marketing	17,604	(2,022)	32,431	11,327
Bad debt	—	32,470	—	32,470
Depreciation and amortization	69,384	23,847	139,824	48,521
Professional fees	51,048	30,520	128,121	95,410
Share-based compensation	—	149,039	270,000	298,076
Payroll	349,244	123,748	464,062	409,046
General and administrative	69,090	51,057	136,818	117,588
Total operating expenses	556,370	408,659	1,171,256	1,012,438

Loss from operations	(289,626)	(257,676)	(581,595)	(581,315)

Non-operating income (expense)
EIDL grant proceeds	—	10,000	—	10,000
Interest expense	(7,786)	(9,254)	(12,790)	(19,007)
Total non-operating income (expense)	(7,786)	746	(12,790)	(9,007)

Loss before income taxes	(297,412)	(256,930)	(594,385)	(590,322)

Income tax provision	—	—	—	—

Net loss	$(297,412)	$(256,930)	$(594,385)	$(590,322)

Basic and diluted loss per common share	$(0.01)	$(0.23)	$(0.01)	$(0.57)

Basic and diluted weighted average common shares outstanding	51,621,524	1,122,665	51,218,843	1,042,580

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(594,385)	$(590,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,727	10,171
Amortization	130,404	40,404
Bad debt	—	32,470
Share-based compensation	270,000	298,076
Increase (decrease) in cash from changes in operating activities:
Accounts receivable	38,238	1,789
Inventories	(209,453)	(21,575)
Prepaid expenses	(12,638)	8,967
Accounts payable and accrued expenses	53,100	66,732
Accrued interest payable	(19,055)	(11,358)
Payroll liabilities payable	186,991	87,231
Prepaid inventories	(19,500)	—
Customer deposits payable	(281,692)	(16,707)
NET CASH USED IN OPERATING ACTIVITIES	(446,263)	(94,122)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(16,000)	—
NET CASH USED IN INVENTING ACTIVITIES	(16,000)	—

FINANCING ACTIVITIES:
Repayment of debt	(56,400)	—
Proceeds of Payroll Protection Program	—	137,690
Proceeds from issuance of common stock	615,000	200,000
Proceeds from stockholder loans	1,350	164,978
Repayment of stockholder loans	(93,474)	(243,747)
NET CASH PROVIDED BY FINANCING ACTIVITIES	466,476	258,921

INCREASE IN CASH	4,213	164,799

CASH - BEGINNING OF PERIOD	333,368	17,982

CASH - END OF PERIOD	$337,581	$182,781

Supplemental disclosure of cash flow information: Interest paid	$34,318	$—

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (Unaudited):

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2020	1,000,000	$—	51,016,524	$510	$7,400,082	$(5,514,394)	$1,886,198

Issuance of common stock in private placement	—	—	485,000	5	614,995	—	615,000

Common Stock issued in directors agreement	—	—	120,000	1	269,999	—	270,000

Net loss	—	—	—	—	—	(296,973)	(296,973)

Balances - March 31, 2021	1,000,000	—	51,621,524	516	8,285,076	(5,811,367)	2,474,225

Net loss	—	—	—	—	—	(297,412)	(297,412)

Balances - June 30, 2021	1,000,000	$—	51,621,524	$516	$8,285,076	$(6,108,779)	$2,176,813

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 (Unaudited):

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2019	—	$—	961,034	$10	$5,906,213	$(4,935,363)	$970,860

Share-based compensation	—	—	—	—	149,037	—	149,037

Net loss	—	—	—	—	—	(333,392)	(333,392)

Balances - March 31, 2020	—	—	961,034	10	6,055,250	(5,268,755)	786,505

Issuance of common stock in private placement	—	—	338,983	3	199,997	—	200,000

Share-based compensation	—	—	5,085	—	149,039	—	149,039

Adjustment for fractional shares issued	—	—	1,429	—	—	—	—

Net loss	—	—	—	—	—	(256,930)	(256,930)

Balances - June 30, 2020	—	$—	1,306,531	$13	$6,404,286	$(5,525,685)	$878,614

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

Note 1 - Description of Business and Organization

Advanced Container Technologies, Inc. (the “Company”) markets and sells two principal products: (i) beginning in the first quarter of 2021, GrowPods, which are specially modified insulated shipping containers manufactured by GP Solutions, Inc. (“GP”), in which plants, herbs and spices may be grown hydroponically in a controlled environment (“GrowPods”) and (ii) the Medtainer®, which may be used to store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Company also markets and sells products related to GrowPods and the Medtainer®. The Company also provides private labeling and branding for purchasers of Medtainers®, lighters and other products.

The Company was incorporated under the laws of the state of Florida on September 5, 1997, under the corporate name Synthetic Flowers of America, Inc. It changed its corporate name to Acology, Inc. on January 9, 2014; to Medtainer, Inc. on August 28, 2018; and to its present name on October 3, 2020.

On August 27, 2020, the Company incorporated Med X Technologies, Inc (Med X) in the State of California, and acquired all of its shares, such that it is the Company’s wholly owned subsidiary. The company intends to transfer the assets used in its Medtainer® and printing businesses to Med X, after which, it will conduct all of its operations through Med X and Advanced Container Technologies, Inc. (“Advanced”).

On October 9, 2020, the Company acquired all of the outstanding shares of Advanced Container Technologies, Inc., a California corporation, from its shareholders pursuant to an Exchange Agreement, dated August 14, 2020, and amended on September 9, 2020 (the “Exchange Agreement”), in exchange for 50,000,000 shares of the Company’s common stock (“Common Stock”). This exchange resulted in Advanced’s becoming the wholly owned subsidiary of the Company. In connection with this exchange, the Company acquired a Distributorship Agreement, dated August 6, 2020, by and between Advanced and GP (the “Distributorship Agreement”), under which Advanced has the exclusive right to purchase GrowPods and related products from GP at prices to be agreed to from time to time and to sell and distribute them within the United States and its territories for an initial term that will expire on December 31, 2025. ACT may renew the Distributorship Agreement indefinitely as long as it purchases the lesser of (i) 100 GrowPods or (ii) GP’s total output of GrowPods in the last calendar year of any term.

Note 2 - Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 16, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of 3 months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2021, or December 31, 2020.

Accounts Receivable

Included in accounts receivable on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, there was no allowance for doubtful accounts as of June 30, 2021, and December 31, 2020.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Furniture and fixtures are depreciated over the useful life of 7 years. Machinery, equipment, and computers are depreciated over the useful life of 3 to 7 years. Leasehold improvements are depreciated over 2 years and were fully depreciated as of June 30, 2021. Expenditures for additions and improvements are capitalized and repairs and maintenance are expensed as incurred.

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

The Company reviews intangible assets subject to amortization at least quarterly to determine whether any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent than quarterly impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down the carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize its remaining carrying value prospectively over its revised remaining useful life. The Company has conducted its annual impairment test of goodwill during the fourth quarter of each year. The estimation of fair value requires significant judgment. There was no impairment of intangible assets, long-lived assets or goodwill during the quarters ended June 30, 2021, or June 30, 2020.

Loss resulting from an impairment test will be reflected in operating income in the Company’s consolidated statements of operations. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets not previously recorded.

Revenue Recognition

The Company follows the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 20l4-09, Revenue from Contracts with Customers (Topic 606). This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that it expects to receive for them.

Under ASU No. 2014-09, Company recognizes revenue when a customer obtains control of promised goods or services, or when they are shipped to a customer, in an amount that reflects the consideration that it expects to receive in exchange for them. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (a) it identifies a contract with a customer; (b) it identifies the performance obligations in the contract; (c) it determines the transaction price; (d) it allocates the transaction price to the performance obligations in the contract; and (e) it recognizes revenues when (or as) it satisfies its performance obligation.

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

Revenue from sales of items and services sold by the Company for the three months ended June 30, 2021, and June 30, 2020, and the percentage of sales allocable to each of them to the Company’s total revenues were as follows:

	Three Months Ended June 30,
	2021		2020
	Revenues	%	Revenues	%
Medtainers®	$273,961	36	$185,988	63
GrowPods and related products	145,000	19	—	—
Lighters	129,600	17	12,217	4
Humidity Pack Inserts	86,409	11	66,961	23
Other products	42,738	6	381	<1
Plastic lighter holders	35,682	5	8,995	3
Shipping charges	21,790	2	11,916	4
Printing	14,492	1	3,978	1
Jars	8,900	1	2,604	<1
Total revenues	$758,572	100	$293,040	100

Revenue from sales of items and services sold by the Company for the six months ended June 30, 2021, and June 30, 2020, and the percentage of sales allocable to each of them to the Company’s total revenues were as follows:

	Six Months Ended June 30,
	2021		2020
	Revenues	%	Revenues	%
GrowPods and related products	$1,470,000	56	$—	—
Medtainers®	498,745	19	530,171	62
Humidity Pack Inserts	237,663	9	192,371	23
Lighters	211,859	8	41,898	5
Other products	67,242	3	3,157	<1
Plastic lighter holders	65,368	2	27,864	3
Shipping charges	39,633	2	28,988	3
Printing	23,980	<1	17,233	2
Jars	17,040	<1	7,487	<1
Total revenues	$2,631,530	100	$849,169	100

The following table presents the customer deposits payable balance and the significant activity affecting customer deposits during the period ended June 30, 2021:

Balance at December 31, 2020	$754,345
New customer deposits received	586,376
Revenue recognized from customer deposits	(868,068)
Balance at June 30, 2021	$472,653

Share-Based Payments

The Company follows ASU No. 2018-07 related to equity-based payments, which requires that equity-based compensation be accounted for using a fair value method and recognized as expense in the accompanying consolidated statements of operations. Equity-based compensation is recognized as compensation expense over the applicable service or vesting period. See Note 7.

Fair Value Measurements

The Company has adopted Accounting Standards Codification Topic 820, Fair Value Measurements, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

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

Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss attributable to Common Stock by the basic weighted average number of shares of Common Stock outstanding during the period. The diluted loss per share is calculated by dividing the Company’s net loss attributable to Common Stock by the diluted weighted average number of shares outstanding during the period. No dilutive effective was calculated for the three and six months ended June 30, 2021, and June 30, 2020, as the Company reported a net loss for each period.

Recent Accounting Pronouncements

The Company follows ASU 2016-02, Leases (Topic 842), which requires recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use asset on a balance sheet for most leases, along with requirements for enhanced disclosures to enable the assessment of the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company and a related party entered into a building lease effective on September 1, 2018, which had a 1-year term that expired on August 31, 2019, was renewed for a 1-year term that expired on August 31, 2020, and was renewed for a 1-year term that will expire on August 31, 2021 which the Company is currently renegotiating. On March 23, 2021, the Company and an unrelated party entered into a lease of premises in Tulsa, Oklahoma, having a monthly rental of $5,500. The lease has a 1-year term that expires on March 31, 2022, and is renewable for a 1-year term at the same rent. The Company is obligated to pay all taxes, insurance, operating expenses, repairs and certain maintenance costs and utilities. Because each of these building leases has a term of 12 months or less and there is no assurance the Company will remain in the building locations after the building’s leases have expired, the Company has concluded that this ASU does not apply to these building leases.

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” For convertible instruments, FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. FASB also decided to improve and amend the related earnings per share guidance. The amendments in this update are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Management is currently evaluating the effect on the Company’s financials if and when convertible securities are issued. This update does not affect the Company’s current financial statements.

In December 2019, FASB issued ASU 2019-12, Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 31, 2021, and interim periods within that year. Early adoption is permitted. Management is currently evaluating the effect on the Company’s financials. This update does not affect the Company’s current financial statements.

In June 2016, FASB issued ASU 2016-13 regarding ASC Topic 326, “Measurement of Credit Losses on Financial Instruments.” This pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequently, FASB issued an amendment to clarify the implementation dates and items that fall within the scope of this pronouncement. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the effect on the Company’s financials. This update does not affect the Company’s current financial statements.

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 - Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2021, the Company had a working capital deficit of $929,389 and an accumulated deficit of 6,108,799. In addition, the Company has generated operating losses since its inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products and services, introducing additional products and services, controlling operating expenses, negotiating extensions of overdue notes payable and raising either debt or equity financing. There is no assurance that the Company will be able to implement any of these measures.

Note 4 - Intangible Assets

Intangible assets, including patents and patent applications, a trademark and an internet domain related to Medtainer®, and distribution rights under a Distributorship Agreement dated August 6, 2020, are recorded at cost or estimated fair value at date of acquisition. Goodwill relates to an Asset Purchase Agreement, amended as of June 8, 2018. These intangible assets and goodwill are evaluated annually for impairment based upon reports that the Company obtains from an independent valuation firm. The Company tested intellectual property and goodwill for impairment in preparing its financial statements for the year ended December 31, 2020, and determined that no adjustment was required. As of June 30, 2021, and December 31, 2020, there was no impairment of these assets, which appear in the tables below:

Intangible Assets and Goodwill at June 30, 2021
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
Distributorship Agreement	5 years	$900,000	$(130,932)	$769,068
U.S. patents	15 years	435,000	(87,341)	347,659
U.S. patents	16 years	435,000	(84,059)	350,941
Canadian patents	20 years	260,000	(39,627)	220,373
European patents	14 years	30,000	(6,393)	23,607
Molds	15 years	150,000	(30,114)	119,886
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible totals		$2,432,000	$(378,466)	$2,053,534
Goodwill		$1,020,314	$—	$1,020,314

Intangible Assets and Goodwill at December 31, 2020
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
Distribution Agreement	5 years	$900,000	$(40,932)	$859,068
U.S. patents	15 years	435,000	(73,085)	361,915
U.S. patents	15 years	435,000	(40,337)	364,663
Canadian patents	20 years	260,000	(33,159)	226,841
European patents	14 years	30,000	(5,349)	24,651
Molds	15 years	150,000	(25,200)	124,800
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible totals		$2,432,000	$(248,062)	$2,183,938
Goodwill		$1,020,314	—	$1,020,314

Note 5 - Convertible Notes Payable and Promissory Notes Payable

As of June 30, 2021, and December 31, 2020, the Company had the following convertible notes payable and notes payable outstanding:

	June 30, 2021		December 31, 2020
		Accrued		Accrued
	Principal	Interest	Principal	Interest
Convertible Notes Payable (a)
July 2014 $75,000 note convertible into common stock at $295 per share, 10% interest, currently in default (a)	$66,172	$33,637	$66,172	$30,329
July 2014 $15,000 note convertible into common stock at $295 per share, 10% interest, currently in default (a)	15,000	11,875	15,000	10,625
	$81,172	$45,512	$81,872	$40,954

Notes Payable
February 2018 $298,959 note due February 2019, 10% interest, currently in default (b)	233,352	1,284	282,969	—
August 2015 $75,000 note, with a one-time interest charge of $75,000, currently in default (c)	57,463	46,280	64,246	71,356
May 4, 2020 Paycheck Protection Note (d)	137,960	877	137,960	698
	$428,775	$48,441	$485,175	$72,054
Total	$509,947	$93,953	$566,347	$113,008

(a)	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000 and made payments of $8,828 on them as of June 30, 2021. These notes are convertible into shares of the Common Stock at a conversion price of $295 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% annual rate.

(b)	On February 22, 2018, the Company made a promissory note in the principal amount of $298,959 in favor of an unrelated party, which comprised the unpaid principal amount of $200,000 due on a prior note in favor of that party and $98,959 of accrued interest thereon. At June 30, 2021, and December 31, 2020, the balance of the note was $233,352 and $282,969, respectively, and accrued interest was $1,284 and $0, respectively. The note was due on February 22, 2019. The Company is negotiating an extension.

(c)	On August 15, 2015, the Company made a promissory note in the principal amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if not repaid on or before the maturity date. Upon an event of default, as defined in the note, interest will be compounded daily. This note matured on August 11, 2016. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of accrued interest on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. During the six months ended June 30, 2021, and the year ended December 31, 2020, the Company made payments of $6,784 and $10,754, respectively, on the principle and $23,216 and $4,246, respectively, on interest accrued on this note. At June 30, 2021, and December 31, 2020, the balance of the note was $57,463 and $64,246, respectively, and accrued interest, including the $75,000 fee included therein, was $46,280 and $71,356, respectively.

(d)	The Company made this note (the “Paycheck Protection Note”) pursuant to the terms of the Paycheck Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and pursuant to all regulations and guidance promulgated or provided by the Small Business Administration (the “SBA”) and other Federal agencies that are now, or may become, applicable to the loan. The Paycheck Protection Note bears interest at the rate of 1% per annum. No interest or principal payment was required during the first six months after the loan amount was disbursed, although interest accrued during this period. After the deferral period and after taking into account any loan forgiveness applicable to the loan pursuant to the program, as approved by the SBA, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining 18-month term of the loan, in the amount and according to the payment schedule provided by lender. Interest of $877 and $698 had accrued on this note at June 30, 2021, and December 31, 2020. Pursuant to the CARES Act, the Company has applied for forgiveness of this note (Note 12).

Note 6 - Stockholders’ Equity

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

On October 9, 2020, the Company issued 50,000,000 shares of Common Stock to the shareholders of Advanced in exchange for their shares in Advanced pursuant to the Exchange Agreement. See Note 1. As a result, Advanced became the wholly owned subsidiary of the Company and the Company acquired the Distributorship Agreement, which has been valued as an intangible asset at $900,000 (see Note 4) and $86,293 in cash. Under the Distributorship Agreement, Advanced has the exclusive right acquire GrowPods and related products at prices to be agreed to from time to time and to sell and distribute them within the United States and its territories for an initial term that will expire on December 31, 2025. Advanced may renew the Distributorship Agreement indefinitely as long as it purchases the lesser of (i) 100 GrowPods or (ii) GP’s total output of GrowPods in the last calendar year of any term.

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of the Company’s directors, as compensation pursuant to a Director Agreement between the Company and him, dated as of that date.

Between January 1, 2021, and June 30, 2021, the Company issued 485,000 shares of Common Stock to eight unrelated persons. The aggregate purchase price of these shares was $615,000.

Note 7 - Share-Based Compensation

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

On December 1, 2018, 22,882 shares of common stock were awarded to employees in the form of restricted shares and 5,678 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.59 per share. As of June 30, 2021, all of these shares had vested.

The following table shows vesting for financial reporting purposes under GAAP of the shares issued under the 2018 Plan:

	Shares of Common Stock
Vesting Dates	Employees	Consultants
December 31, 2018	—	3,136
January 1, 2019	12,712	—
March 31, 2019	—	2,542
June 30, 2019	5,085	—
June 30, 2020	5,085	—
Total vested at June 30, 2021	22,882	5,678

The Company made no awards in any other form during the six months ended June 30, 2021, and June 30, 2020.

The Company expensed $0 and $298,076, for share-based compensation under the 2018 Plan in the six months ended June 30, 2021, and June 30, 2020, respectively, for its employees and consultants in the accompanying consolidated statements of operations.

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors, as compensation pursuant to a Director Agreement, dated as of that date and, in the three months ended March 31, 2021, the Company expensed $270,000 for share-based compensation in respect of these shares (see Note 6) based on their fair market value of $2.25 per share on their date of issuance.

Note 8 - Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the three and six months ended June 30, 2021, and June 30, 2020.

Note 9 - Related-Party Transactions

Loans

The Company has received loans from its officers and directors from time to time since its inception. During the six months ended June 30, 2021, the Company received loans of $1,350 from its officers and directors and repaid $93,474 of these loans. During the six months ended June 30, 2020, the Company received loans of $164,978 from its officers and directors and repaid $243,747. The balance of these loans at June 30, 2021, and December 31, 2020, was $378,061 and $383,152, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company makes building lease payments and purchases products for resale from entities owned by a related party, who is also one of its executive officers. Payments made to related parties for the six months ended June 30, 2021, and June 30, 2020, were as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020
Building lease payments	$54,042	$53,882
Purchase of products for resale	180,121	27,992
Total paid to related party	$234,163	$81,874

Director Compensation

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors, as compensation pursuant to a Director Agreement, dated as of that date (See Note 7).

Note 10 - Concentrations

For the three months ended June 30, 2021, two of the Company’s customers accounted for approximately 24% and 10%, of total revenues. For the three months ended June 30, 2020, two of the Company’s customers accounted for 10% and 8% of total revenues.

For the six months ended June 30, 2021, two of the Company’s customers accounted for approximately 41% and 17% of total revenues. For the six months ended June 30, 2020, two of the Company’s customers accounted for 5% and 4% of total revenues.

For the three months ended June 30, 2021, and June 30, 2020, the Company purchased approximately 51% and 58%, respectively, of its products for cost of goods sold from one distributor.

For the six months ended June 30, 2021, and June 30, 2020, the Company purchased approximately 72% and 52%, respectively, of its products for cost of goods sold from one distributor.

As of June 30, 2021, two of the Company’s customers accounted for 53% and 12% of its accounts receivables. As of December 31, 2020, two of the Company’s customers accounted for 87% and 5% of its accounts receivable.

Note 11 - Commitments

On September 1, 2018, the Company entered into an operating lease with an entity owned by a related party calling for monthly payments of $8,641, plus 100% of operating expenses, for a term expiring on August 31, 2019. On September 1, 2019, this lease was amended such that it expired on August 31, 2020, and the rent thereunder was increased to $8,967 per month. On September 1, 2020, this lease was amended such that its term will expire on August 31, 2021, and the rent thereunder was increased to $9,007 per month. The Company is currently negotiating the extension of this lease.

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

Note 12 - Subsequent Events

On August 5, 2021, the Company was notified that the Paycheck Protection Note and the interest accrued thereon had been forgiven in full, subject to review by the SBA. The principal and interest forgiven will be recorded as non-operating income in the consolidated statements of operations for the quarter ending September 30, 2021.

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

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of June 30, 2021, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 16, 2021. Further, the Company urges caution regarding the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described in Part II, Item 1A — Risk Factors, or other events, could have a material adverse effect on the Company’s business, results of operations and financial position.

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

On October 9, 2020, the Company acquired all of the outstanding shares of Advanced Container Technologies, Inc., a California corporation (“Advanced”), from its shareholders pursuant to an Exchange Agreement, dated August 14, 2020, which was amended on September 9, 2020 (as so amended, the “Exchange Agreement”, in exchange for 50,000,000 shares of the Company’s Common Stock. This exchange resulted in Advanced’s becoming a wholly owned subsidiary of the Company.

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

The Company has authorized capital of 100,000,000 shares of common stock, par value $0.00001 per share (“Common Stock”), and 10,000,000 shares of preferred stock, without par value. On March 22, 2019, the Company combined the outstanding shares of its Common Stock on the basis of one share for each 100 shares then outstanding and on that date, reduced the number of authorized shares of Common Stock from 6,000,000,000 to 100,000,000, while the number of authorized shares of preferred stock remained 10,000,000. On October 3, 2020, the Company combined the outstanding shares of its Common Stock on the basis of one share for each 59 shares then outstanding; the number of authorized shares of Common Stock and preferred stock was unaffected. The effects of these combinations have been retroactively applied to all periods covered by this report. The Company has also designated 1,000,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred” and, on July 31, 2020, issued them to its chief executive officer in exchange for 305,085 shares of his Common Stock; these shares, together with the shares of Common Stock owned by him, confer voting control of the Company on him.

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

Going Concern

As indicated in Note 3 of the Notes to Consolidated Financial Statements, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has generated material operating losses since inception and its ability to continue as a going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products - and in particular GrowPods and related products - while introducing additional products and services, controlling cost of goods sold and operation expenses, negotiating extensions of existing loans and raising debt or equity financing. No assurance can be given that the Company will be able to do so.

Need for Capital

The Company needs a substantial amount of additional capital to fund its business, including expansion of its operations, and for repayment of its debts. See “Liquidity and Capital Resources.” No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted it may need to take certain measures to remain a going concern, or it could be forced to terminate operating.

Impact of the Covid-19 Pandemic

To mitigate losses during the Covid-19 pandemic and the ensuing recovery period, the Company terminated serveral of the 18 employees that it had in early 2020, such that it now has 8 employees, including officers, which it believes is the minimum necessary to maintain its operations. The Company’s chief executive officer has waived current payment of his salary since June 1, 2020; however, the Company is accruing it and is obligated to pay the deferred amount, which was $178,750 as of June 30, 2021, at some future time. In addition, the Company is deferring employer payroll taxes, as permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company does not intend to restore its staffing to pre-pandemic levels, although it may add personnel depending on demand for GrowPods and related products. The Company is also purchasing fewer Medtainers® than required under the production contract with their manufacturer; while doing so has enabled the Company to preserve cash by reducing expenses, it also has subjected it to claims for breach of that agreement. For additional information regarding the impact of Covid-19 pandemic on the Company, see “Impact of the Covid-19 Pandemic,” in Part II, Item 1A - Risk Factors.

Results of Operations

Comparison of the Three Months Ended June 30, 2021, and June 30, 2020

The following table sets forth information from the statements of operations for the three months ended June 30, 2021, and June 30, 2020.

	Three Months Ended
	June 30, 2021	June 30, 2020
Revenues	$758,572	$293,040
Cost of goods sold	(491,828)	(142,057)
Gross profit	266,744	150,983

Operating expenses	556,370	408,659
Loss from operations	(289,626)	(257,676)

Non-operating income (expense):
Economic Injury Disaster Loan grant	—	10,000
Interest expense	(7,786)	(9,254)
Net loss	$(297,412)	$(256,930)

Revenues

Revenues were $758,572 and $293,040 for the three months ended June 30, 2021, and June 30, 2020, respectively. The increase was primarily due to a $145,000 increase in revenues from sales of GrowPods (which the Company did not sell prior to January 1, 2021), a $117,382 increase in revenues from sales of lighters, a $42,260 increase in revenues from sales of other products, a $26,687 increase in revenues from sales of plastic lighter holders, and a $19,448 increase from sales of humidity pack inserts.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2021, and June 30, 2020, were $491,828 and $142,057, respectively. This increase was primarily due to a $135,000 increase in the cost of GrowPods (which the Company did not purchase prior to January 1, 2021), a $78,819 increase in the cost of lighters, an increase of $29,686 in the cost of other products, a $18,287 increase in the cost of Medtainers, a $15,915 increase in the cost of packaging supplies and a $15,375 increase in the cost of humidity packs.

Operating Expenses

Operating expenses for the three months ended June 30, 2021, and June 30, 2020, consisted of the following:

	Three Months Ended
	June 30, 2021	June 30, 2020
Advertising and marketing	$17,604	$(2,022)
Bad debt	—	32,470
Depreciation and amortization	69,384	23,847
Professional fees	51,048	30,520
Share-based compensation	—	149,039
Payroll	349,244	123,748
General and administrative	69,060	51,057
Total operating expenses	$556,370	$408,659

Operating expenses were $556,370 and $408,659 for the three months ended June 30, 2021, and June 30, 2020, respectively. The increase in operating expense was attributed to a $225,496 increase in payroll expense, a $45,537 increase in depreciation and amortization expense and a $20,528 increase in professional fees. This increase was partially offset by a $149,039 decrease in share-based compensation and a $32,470 decrease in bad debt expense.

Loss from Operations

Loss from operations increased from a loss of $257,676 for the three months ended June 30, 2020, to a loss of $289,626 for the three months ended June 30, 2021. The increase in loss from operations was primarily due to a $225,496 increase in payroll expenses.

Other Income (Expense)

During the three months ended June 30, 2020, the Company received an Economic Disaster Injury Loan grant of $10,000. For the three months ended June 30, 2021, and June 30, 2020, interest expense was $7,786 and $9,254, respectively.

Net Loss

The net loss for the three months ended June 30, 2021, was $297,412 ($69,384 of which was non-cash expense for depreciation and amortization), versus a net loss of $256,930 ($149,039 of which was non-cash for share-based compensation and $23,847 of which was non-cash expense for depreciation and amortization) for the three months ended June 30, 2020. As more fully described above, the principal reason for this difference was the $147,711 increase in operating expenses.

Comparison of the Six Months Ended June 30, 2021, and June 30, 2020

The following table sets forth information from the statements of operations for the six months ended June 30, 2021, and June 30, 2020.

	Six Months Ended
	June 30, 2021	June 30, 2020
Revenues	$2,631,530	$849,169
Cost of goods sold	(2,041,869)	(418,046)
Gross profit	589,661	431,123

Operating expenses	1,171,256	1,012,438
Loss from operations	(581,595)	(581,315)

Non-operating income (expense):
Economic Injury Disaster Loan grant	—	10,000
Interest	(12,790)	(19,007)
Net loss	$(594,385)	$(590,322)

Revenues

Revenues were $2,631,530 and $849,169 for the six months ended June 30, 2021, and June 30, 2020, respectively. The increase was primarily due to a $1,470,000 increase in revenues from sales of GrowPods (which the Company did not sell prior to January 1, 2021), a $169,960 increase in revenues from sales of lighters, a $70,835 increase in revenues from sales of other products, a $37,504 increase in revenues from sales of plastic lighter holders, and a $45,293 increase from sales of humidity pack inserts. The increase was partially offset by a decrease of $31,596 decrease in Medtainer® sales.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2021, and June 30, 2020, were $2,041,869 and $418,046, respectively. This increase was primarily due to a $1,375,530 increase in the cost of GrowPods (which the Company did not purchase prior to January 1, 2021), a $111,846 increase in the cost of lighters, an increase of $44,078 increase in the cost of other products, and a $30,199 increase in humidity insert packs. This increase was partially offset by a $8,129 decrease in cost of Medtainers®.

Operating Expenses

Operating expenses for the six months ended June 30, 2021, and June 30, 2020, consisted of the following:

	Six Months Ended
	June 30, 2021	June 30, 2020
Advertising and marketing	$32,431	$11,237
Bad debt	—	32,470
Depreciation and amortization	139,824	48,521
Professional fees	128,121	95,410
Share-based compensation	270,000	298,076
Payroll	464,062	409,046
General and administrative	136,818	117,588
Total operating expenses	$1,171,256	$1,012,438

Operating expenses were $1,171,256 and $1,012,438 for the six months ended June 30, 2021, and June 30, 2020, respectively. The increase in operating expenses was attributed to a $55,016 increase in payroll expenses, a $91,303 increase in depreciation and amortization expense and a $32,711 increase in professional fees. This decrease was partially offset by a $32,470 decrease in bad debt expense and a $28,076 decrease in share-based compensation.

Loss from Operations

Loss from operations increased from a loss of $581,315 for the six months ended June 30, 2020, to a loss of $581,595 for the six months ended June 30, 2021. The increase in loss from operations was primarily due to a $91,303 increase in amortization and depreciation expense.

Other Income (Expense)

For the six months ended June 30, 2020, the Company received an Economic Injury Disaster Loan grant of $10,000. For the six months ended June 30, 2021, and June 30, 2020, interest expense was $12,790 and $19,007, respectively.

Net Loss

Net loss for the six months ended June 30, 2020, was $589,907 ($298,076 of which was non-cash expense for share-based compensation), versus net loss of $594,385 ($270,000 of which was non-cash for share-based compensation) for the six months ended June 30, 2020. As more fully described above, the principal reason for this difference was the $158,818 increase in operating expenses.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $337,581 in cash and accounts receivable of $91,866. As of June 30, 2021, and December 31, 2020, the Company had negative working capital of $929,389 and $1,208,780, respectively. As of June 30, 2021, the Company had no commitments for capital expenditures. As of that date, the Company had inventory of approximately 91,000 Medtainer® products, approximately 205,000 units of other products and one GrowPod unit.

During the six months ended June 30, 2021, the Company experienced negative cash flow from operations of $446,263 and added $466,476 of cash flows from financing activities. During the six months ended June 30, 2020, the Company experienced negative cash flow from operations of $94,122 and added $258,921 of cash flows from financing activities. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by the non-cash items share-based compensation, depreciation, and amortization, the decrease in operating assets and an increase in operating liabilities. The Company used $16,000 and $0 in cash from investing activities for the six-month periods ending June 30, 2021, and June 30, 2020, respectively. Cash provided from financing activities increased from $258,921 for the six-month period ending June 30, 2020, to $466,476 for the six-month period ending June 30, 2021.

The increase in cash provided from financing activities was primarily a result of an increase in proceeds from the issuance of common stock.

On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)(the “PPP Loan”) and pursuant to all regulations and guidance promulgated or provided by the SBA and other Federal agencies that are now, or may become, applicable to the loan. On August 5, 2021, the Company was notified that the Paycheck Protection Note and the interest accrued thereon had been forgiven in full, subject to review by the SBA. The principal and interest forgiven will be recorded as non-operating income in the consolidated statement of operations for the quarter ending September 30, 2021.

In 2020, the Company received $137,690 from the PPP Loan and $210,000 from the sale of 348,983 shares of Common Stock to two private investors, and in 2021, the Company has received $615,000 from sales of 485,000 Common Stock to private investors. The proceeds from these transactions, which total $962,690, are insufficient to meet the Company’s capital needs, inasmuch as it believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including approximately $600,000 to repay loans and interest that are past due, assuming that the Company’s operating loss remains at the same level. The Company is seeking extensions of its past-due loans, and if it is successful in doing so, the amount of such funding will be reduced, but assurance can be given as to the extent that it will be successful. The Company plans to fund its activities principally through the sale of debt or equity securities to private investors and, if attained, its profits. There is no assurance that such funding will be available on acceptable terms or available at all, or that the Company will attain profitability. If the Company is unable to raise sufficient funds when required or on acceptable terms, it may have to reduce significantly, or discontinue, its operations. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As described in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, the Company requires substantial additional capital. In the event that it cannot raise such capital, it may have to curtail its operations or it could cease to continue as a going concern.

The Company’s business, financial condition, results of operations and liquidity could be substantially and adversely affected by the Covid-19 pandemic.

Due to measures taken by the Company to reduce operating expenses, principally payroll costs, the COVID-19 pandemic has not had a material impact on our business and results of operations. As the result of these measures and although revenues were nearly equal for the years ended December 31, 2020, and December 31, 2019, the Company was able to decrease its operating loss for the later year by $820,727. During the six months ended June 30, 2021, its operating loss was $581,595 ($270,000 of which was non-cash expense for share-based compensation and $139,824 of which was non-cash expense for depreciation and amortization), compared with $581,595 for the six months ended June 30, 2020 ($298,076 of which was non-cash expense for share-based compensation and $48,521 of which was non-cash expense for depreciation and amortization). Nevertheless, the federal and local governmental restrictions that were implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement and gathering of people, affected the Company during the year ended December 31, 2020, in the three months ended June 30, 2021, and may continue to do so. As the pandemic has abated, some of these restrictions have been temporarily or permanently removed. However, it is not yet clear when the Company and its customers will be able to resume normal operations. Assuming that government vaccination programs are successful, this may occur in the near future. However, if they are not successful, or if they cannot contain infections due to emerging virus variants, these restrictions could continue indefinitely. The ultimate extent of the impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.

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

See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Impact of the Covid-19 Pandemic for further information.

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

We and certain of our suppliers are subject to a number of risks, directly and indirectly through our customers and end users (collectively, Cannabis Industry Participants), because cannabis is illegal under federal law. If any of events described in connection with these risks were to occur, our business, results of operations and financial condition could be materially and adversely affected.

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

The Food and Drug Administration (the “FDA”), in conjunction with the DEA, licenses cannabis research and drugs containing active ingredients derived from cannabis. If cannabis were to become legal under federal law, its sale and use could be regulated by these or another federal agencies, either exclusively or in addition to state authorities.

Other laws that may affect us directly or indirectly through Cannabis Industry Participants include:

●	Businesses trafficking in cannabis may not take tax deductions for costs beyond costs of goods sold under Internal Revenue Code Section 280E. We cannot predict how the federal government may treat cannabis business from a taxation standpoint in the future and no assurance can be given to what extent Section 280E or other tax-related laws and regulations may be applied to cannabis businesses in the future.

●	Under federal law and the laws of some states, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term drug paraphernalia includes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether the Company’s products are drug paraphernalia is its national and local advertising concerning their use. The Company is aware that its products may be used for the above purposes and believes that some of its customers may so use them; however, it does not believe that its products were designed or are intended for cannabis-related purposes or that its products are drug paraphernalia. The Company and its officers could be subject to prosecution by federal and state authorities if they were to determine otherwise. Such prosecution could have an immediate and materially adverse effect on the Company.

●	Because the cultivation, sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property and proprietary rights, particularly with respect to obtaining and enforcing patents and trademarks.

●	Cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act (RICO).

●	Some courts have ruled that the federal bankruptcy courts cannot provide relief for parties who engage in the cannabis business. Such rulings have denied bankruptcies for cannabis dispensaries upon the justifications that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity or that courts cannot ask a bankruptcy trustee to take possession of and distribute cannabis assets as such action would violate the Controlled Substances Act.

●	Since cannabis is illegal under federal law, many banks do not accept for deposit funds from businesses involved in the cannabis industry. Consequently, because some banks have believed that we are involved in the cannabis industry, we have had, and could continue to have, have difficulty finding banks willing to accept or continue our business. Under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which includes any transaction associated with the cannabis business. These reports must be filed even though the business is operating legitimately under state law. In February 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memo” ) providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking prosecution for violation of U.S. federal money laundering laws and refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the Controlled Substances Act and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous (the “Cole Memorandum”). The FinCEN Memo currently remains in place, but it is presently unclear whether the current administration will continue to follow its guidelines.

●	Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by the Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued administered or enforced by governmental authorities in the United States.

●	Insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult to find, and more expensive, to the extent that a company is deemed to operate in the cannabis industry.

On January 4, 2018, former U.S. Attorney General Jeff Sessions, who was appointed by former President Trump, issued a memorandum rescinding previous guidance directing U.S. Department of Justice and the U.S. Attorneys’ offices to focus their cannabis enforcement efforts under federal law only in identified priority areas, such as sale to minors, criminal enterprises, and interstate sales. Under this memorandum, local U.S. Attorneys’ offices retain discretion regarding the prosecution of cannabis activity authorized under state laws and regulations. Later, former U.S. Attorney General William Barr, who was also appointed by Mr. Trump, expressed support for the National Organization to Reform Marijuana Laws (NORML) during his testimony before the U.S. Senate on April 10, 2019. Federal authorities may decide to change the current posture and begin to enforce current federal cannabis law and, if they decide to ignore the principles set forth in the Cole Memorandum and begin to enforce such laws aggressively, it is possible that they could allege that we violated federal laws by selling products that are used in the cannabis industry.

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

During the six months ended June 30, 2021, the Company sold 485,000 shares of Common Stock to eight unrelated persons for an aggregate purchase price of $615,000, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(b) or (c) promulgated thereunder.

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

ADVANCED CONTAINER TECHNOLOGIES, INC.

Date: August 23, 2021	By:	/s/ Douglas P. Heldoorn
Douglas P. Heldoorn
Principal Executive Officer

Date: August 23, 2021	By:	/s/ Jeffory A. Carlson
Jeffory A. Carlson
Principal Accounting Officer