Form 10-Q
period 2021-09-30
ADVANCED CONTAINER TECHNOLOGIES, INC.
filed 2021-11-12
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the Registrant’s common stock as of November 12, 2021, was 51,621,524.

ADVANCED CONTAINER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended September 30, 2021

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

NOTE REGARDING DESCRIPTIONS OF CONTRACTS

This report may contain descriptions of contracts and instruments to which the Company or its officers and directors are parties or by which it is affected. Where such contracts or instruments are exhibits to this report, either because they are filed herewith or incorporated herein by reference, referred is directed thereto and the descriptions herein are qualified by such reference. These contracts and instruments, if any, are identified in Item 6 — Exhibits

NOTE REGARD TRADEMARK

“Medtainer” is a registered trademark owned by the Company. Its use in this report without the symbol “®” should not be considered as a disclaimer of such ownership or permission to any person to use “Medtainer” without such symbol.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$195,563	$333,368
Accounts receivable	177,454	130,104
Inventories	370,503	105,591
Prepaid expenses	7,521	1,338
Prepaid inventories	521,125	490,000
TOTAL CURRENT ASSETS	1,272,166	1,060,401

Property and equipment, net of accumulated depreciation, of $157,003 and $140,762, respectively	52,359	52,981
Intangible assets, net of accumulated amortization of $443,668 and $248,062, respectively	1,988,332	2,183,938
Goodwill	1,020,314	1,020,314
Security deposits	8,699	8,699
TOTAL ASSETS	$4,341,870	$4,326,333

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$404,280	$322,542
Accrued interest	85,610	113,008
Payroll liabilities	449,104	213,708
Customer deposits	499,618	754,345
Convertible notes	81,172	81,172
Notes payable	227,293	401,254
Loans payable - stockholders	326,996	383,152
TOTAL CURRENT LIABILITIES	2,074,073	2,269,181

LONG-TERM LIABILITIES
Payroll Protection Program Note	—	36,234
Notes payable - non-stockholder	24,372	47,687
Notes payable - stockholder	—	87,033
TOTAL LONG-TERM LIABILITIES	24,372	170,954
TOTAL LIABILITIES	2,098,445	2,440,135

Commitments and contingencies (Notes 3, 10 and 11)

STOCKHOLDERS' EQUITY
Preferred stock, without par value, issuable in series: 10,000,000 shares authorized; 1,000,000 shares designated Series A Convertible Preferred stock issued and outstanding	—	—
Common stock, par value $0.00001 per share: 100,000,000 shares authorized; 51,621,524 issued and outstanding at September 30, 2021, and 51,016,524 December 31, 2020	516	510
Additional paid-in capital	8,285,076	7,400,082
Accumulated deficit	(6,042,167)	(5,514,394)
TOTAL STOCKHOLDERS' EQUITY	2,243,425	1,886,198
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,341,870	$4,326,333

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$1,451,737	$671,853	$4,083,267	$1,521,022

Cost of goods sold	1,061,103	349,087	3,102,972	767,133

Gross profit	390,634	322,766	980,295	753,889

Operating expenses:
Advertising and marketing	31,578	1,428	64,009	12,755
Bad debt	—	862	—	33,332
Depreciation and amortization	69,232	24,787	209,056	73,307
Professional fees	20,520	38,015	148,641	133,425
Share-based compensation	—	—	270,000	298,077
Payroll	230,313	106,958	694,375	516,004
General and administrative	102,649	54,476	239,467	172,064
Total operating expenses	454,292	226,526	1,625,548	1,238,964

Operating profit (loss)	(63,658)	96,240	(645,253)	(485,075)

Non-operating income (expenses)
EIDL grant	—	—	—	10,000
Forgiveness of Payroll Protection Program SBA loan and interest	138,567	—	138,567	—
Interest expense	(8,297)	(9,503)	(21,087)	(28,510)
Total non-operating income (expense), net	130,270	(9,503)	117,480	(18,510)

Income (loss) before income taxes	66,612	86,737	(527,773)	(503,585)

Income tax provision	—	—	—	—

Net profit (loss)	$66,612	$86,737	$(527,773)	$(503,585)

Basic and diluted profit (loss) per common share	$0.00	$0.09	$(0.01)	$(0.61)

Diluted profit (loss) per common share	$0.00	$0.07	$(0.01)	$(0.44)

Basic weighted average common shares outstanding	51,621,524	1,001,446	51,299,276	826,121

Diluted weighted average common shares outstanding	51,623,089	1,308,013	51,299,276	1,136,047

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(527,773)	$(503,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,622	15,902
Share-based compensation	270,000	298,076
Amortization	195,606	60,606
Forgiveness of Payroll Protection Program SBA loan and interest	(138,567)	—
Bad debt	—	33,332
Decrease (increase) in operating assets:
Accounts receivable	(47,350)	(25,299)
Inventories	(264,912)	(68,446)
Prepaid inventories	(31,125)	(12,000)
Prepaid expenses	(6,183)	(1,469)
Payment of security deposits	—	(1,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	81,738	121,172
Accrued interest	(26,521)	(22,037)
Payroll liabilities	235,396	61,422
Customer deposits	(254,727)	(22,815)
NET CASH USED IN OPERATING ACTIVITIES	(497,796)	(66,141)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(16,000)	(40,000)
NET CASH USED IN INVESTING ACTIVITIES	(16,000)	(40,000)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	615,000	200,000
Proceeds of Payroll Protection Program loan	—	137,690
Principal payments on capital lease obligations	—	—
Repayment of debt	(185,820)	—
Proceeds from stockholder loans	26,753	168,868
Repayment of stockholder loans	(79,942)	(247,637)
NET CASH PROVIDED BY FINANCING ACTIVITIES	375,991	258,921

(DECREASE) INCREASE IN CASH	(137,805)	152,780

CASH - BEGINNING OF PERIOD	333,368	17,982

CASH - END OF PERIOD	$195,563	$170,762

Supplemental disclosure of cash flow information
Interest paid	$49,063	$—

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (Unaudited):

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2020	1,000,000	$—	51,016,524	$510	$7,400,082	$(5,514,394)	$1,886,198

Issuance of Common Stock in private placements	—	—	485,000	5	614,995	—	615,000

Common Stock issued under director’s agreement	—	—	120,000	1	269,999	—	270,000

Net loss	—	—	—	—	—	(594,385)	(594,385)

Balances - June 30, 2021	1,000,000	—	51,621,524	516	8,285,076	(6,108,779)	2,176,813

Net profit	—	—	—	—	—	66,612	66,612

Balances - September, 2021	1,000,000	$—	51,621,524	$516	$8,285,076	$(6,042,167)	$2,243,425

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 (Unaudited):

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2019	—	$—	961,034	$10	$5,906,213	$(4,935,363)	$970,860

Issuance of Common Stock in private placements	—	—	338,983	3	199,997	—	200,000

Share-based compensation	—	—	5,085	—	298,076	—	298,076

Adjustment for fractional shares issued	—	—	1,429	—	—	—	—

Net loss	—	—	—	—	—	(590,322)	(590,322)

Balances - June 30, 2020	—	—	1,306,531	13	6,404,286	(5,525,685)	878,614

Shares retired in exchange for Series A Preferred Stock	—	—	(305,085)	(3)	3	—	—

Issuance of Series A Preferred Stock	1,000,000	10	—	—	(10)	—	—

Net profit	—	—	—	—	—	86,737	86,737

Balances - September 30, 2020	1,000,000	$10	1,001,446	$10	$6,404,279	$(5,438,948)	$965,351

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

Note 1 - Description of Business and Organization

Advanced Container Technologies, Inc. (the “Company”) markets and sells two principal products: (i) beginning in the first quarter of 2021, GrowPods, which are specially modified insulated shipping containers manufactured by GP Solutions, Inc. (“GP”), in which plants, herbs and spices may be grown hydroponically in a controlled environment (“GrowPods”) and (ii) the Medtainer, which may be used to store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Company also markets and sells products related to GrowPods and the Medtainer. The Company also provides private labeling and branding for purchasers of Medtainers, lighters and other products.

The Company was incorporated under the laws of the state of Florida on September 5, 1997, under the corporate name Synthetic Flowers of America, Inc. It changed its corporate name to Acology, Inc. on January 9, 2014; to Medtainer, Inc. on August 28, 2018; and to its present name on October 3, 2020.

On August 27, 2020, the Company incorporated Med X Technologies, Inc “Med X” in the State of California, and acquired all of its shares, such that it is the Company’s wholly owned subsidiary. The company intends to transfer the assets used in its Medtainer and printing businesses to Med X, after which, it will conduct all of its operations through Med X.

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

Note 2 - Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the operating results for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 16, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of 3 months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2021, or December 31, 2020.

Accounts Receivable

Included in accounts receivable on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, there was no allowance for doubtful accounts as of September 30, 2021, and December 31, 2020.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Furniture and fixtures are depreciated over the useful life of 7 years. Machinery, equipment, and computers are depreciated over the useful life of 3 to 7 years. Leasehold improvements are depreciated over 2 years and were fully depreciated as of September 30, 2021. Expenditures for additions and improvements are capitalized and repairs and maintenance are expensed as incurred.

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

The Company reviews intangible assets subject to amortization at least annually to determine whether any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent than quarterly impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down the carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize its remaining carrying value prospectively over its revised remaining useful life. The Company has conducted its annual impairment test of goodwill during the fourth quarter of each year. The estimation of fair value requires significant judgment. There was no impairment of intangible assets, long-lived assets or goodwill during the quarter ended September 30, 2021, or September 30, 2020.

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

Revenue from sales of items and services sold by the Company for the three months ended September 30, 2021, and September 30, 2020, and the percentage of sales allocable to each of them to the Company’s total revenues were as follows:

	Three Months Ended September 30,
	2021		2020
	Revenues	%	Revenues	%
GrowPods and related products	$712,000	49	$—	—
Medtainers	343,010	24	353,958	53
Lighters	162,946	11	38,294	6
Humidity pack inserts	125,246	9	210,099	31
Shipping charges	37,017	3	16,448	2
Plastic lighter holders	28,670	2	19,388	3
Jars	22,626	2	14,789	2
Printing	12,615	<1	10,675	2
Other products	7,607	<1	8,201	1
Total revenues	$1,451,737	100	$671,853	100

Revenue from sales of items and services sold by the Company for the nine months ended September 30, 2021, and September 30, 2020, and the percentage of sales allocable to each of them to the Company’s total revenues were as follows:

	Nine Months Ended September 30,
	2021		2020
	Revenues	%	Revenues	%
GrowPods and related products	$2,182,000	53	$—	—
Medtainers	841,937	21	884,317	58
Lighters	374,805	9	80,192	5
Humidity pack inserts	362,909	9	402,470	26
Plastic lighter holders	94,038	2	47,251	3
Shipping charges	76,650	2	45,436	3
Other products	74,665	2	11,172	<1
Jars	39,666	<1	22,276	1
Printing	36,596	<1	27,908	2
Total revenues	$4,083,267	100	$1,521,022	100

The following table presents the customer deposits payable balance and the significant activity affecting customer deposits during the nine-month period ended September 30, 2021:

Balance at December 31, 2020	$754,345
New customer deposits received	1,275,755
Revenue recognized from customer deposits	(1,530,482)
Balance at September 30, 2021	$499,618

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

Profit (Loss) per Share

Basic profit (loss) per share is calculated by dividing the Company’s net profit (loss) attributable to Common Stock by the basic weighted average number of shares of Common Stock outstanding during the period. The diluted profit (loss) per share is calculated by dividing the Company’s net profit (loss) attributable to Common Stock by the diluted weighted average number of shares outstanding during the period.

Recent Accounting Pronouncements

The Company follows ASU 2016-02, Leases (Topic 842), which requires recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use asset on a balance sheet for most leases, along with requirements for enhanced disclosures to enable the assessment of the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company and a related party entered into a building lease effective on September 1, 2018, which had a 1-year term that expired on August 31, 2019, was renewed for a 1-year term that expired on August 31, 2020, and was renewed for a 1-year term that expired on August 31, 2021, and was renewed for a 1-year term that expires August 31, 2022. On March 23, 2021, the Company and an unrelated party entered into a lease of premises in Tulsa, Oklahoma, having a monthly rental of $5,500. The lease has a 1-year term that expires on March 31, 2022, and is renewable for a 1-year term at the same rent. The Company is obligated to pay all taxes, insurance, operating expenses, repairs and certain maintenance costs and utilities. Because each of these building leases has a term of 12 months or less and there is no assurance the Company will remain in the building locations after the building’s leases have expired, the Company has concluded that this ASU does not apply to these building leases.

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” For convertible instruments, FASB reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) those issued with substantial premiums for which the premiums are recorded as paid-in capital. FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. FASB also decided to improve and amend the related earnings per share guidance. The amendments in this update are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.

In December 2019, FASB issued ASU 2019-12, Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 31, 2021, and interim periods within that year. Early adoption is permitted. Management is currently evaluating the effect on the Company’s financial statements.

In June 2016, FASB issued ASU 2016-13 regarding ASC Topic 326, “Measurement of Credit Losses on Financial Instruments.” This pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequently, FASB issued an amendment to clarify the implementation dates and items that fall within the scope of this pronouncement. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the effect on the Company’s financial statements.

The Company does not believe there are any other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 3 - Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2021, the Company had a working capital deficit of $801,907 and an accumulated deficit of $6,042,167. In addition, the Company has generated operating losses since its inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products and services, introducing additional products and services, controlling operating expenses, negotiating extensions of overdue notes payable and raising either debt or equity financing. There is no assurance that the Company will be able to implement any of these measures.

Note 4 - Intangible Assets

Intangible assets, including patents and patent applications, a trademark and an internet domain related to Medtainer, and distribution rights under a Distributorship Agreement dated August 6, 2020, are recorded at cost or estimated fair value at date of acquisition. Goodwill relates to an Asset Purchase Agreement, amended as of June 8, 2018. These intangible assets and goodwill are evaluated annually for impairment based upon reports that the Company obtains from an independent valuation firm. The Company tested intellectual property and goodwill for impairment in preparing its financial statements for the year ended December 31, 2020, and determined that no adjustment was required. As of September 30, 2021, and December 31, 2020, there was no impairment of these assets, which appear in the tables below:

Intangible Assets and Goodwill at September 30, 2021
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
Distributorship Agreement	5 years	$900,000	$(175,932)	$724,068
U.S. patents	15 years	435,000	(94,469)	340,531
U.S. patents	16 years	435,000	(90,920)	344,080
Canadian patents	20 years	260,000	(42,861)	217,139
European patents	14 years	30,000	(6,915)	23,085
Molds	15 years	150,000	(32,571)	117,429
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible totals		$2,432,000	$(443,668)	$1,988,332
Goodwill		$1,020,314	$—	$1,020,314

Intangible Assets and Goodwill at December 31, 2020
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
Distribution Agreement	5 years	$900,000	$(40,932)	$859,068
U.S. patents	15 years	435,000	(73,085)	361,915
U.S. patents	15 years	435,000	(40,337)	364,663
Canadian patents	20 years	260,000	(33,159)	226,841
European patents	14 years	30,000	(5,349)	24,651
Molds	15 years	150,000	(25,200)	124,800
Trademark	Indefinite life	220,000	—	220,000
Domain name	Indefinite life	2,000	—	2,000
Intangible totals		$2,432,000	$(248,062)	$2,183,938
Goodwill		$1,020,314	$—	$1,020,314

Note 5 - Convertible Notes Payable and Promissory Notes Payable

As of September 30, 2021, and December 31, 2020, the Company had the following convertible notes payable and notes payable outstanding:

	September 30, 2021		December 31, 2020
		Accrued		Accrued
	Principal	Interest	Principal	Interest
Convertible Notes Payable
July 2014 $75,000 note convertible into common stock at $295 per share, 10% interest, currently in default (a)	$66,172	$33,292	$66,172	$30,329
July 2014 $15,000 note convertible into common stock at $295 per share, 10% interest, currently in default (a)	15,000	12,250	15,000	10,625
	$81,172	$47,542	$81,872	$40,954

Notes Payable
February 2018 $298,959 note due February 2019, 10% interest, currently in default (b)	198,645	1,088	282,969	—
August 2015 $75,000 note, with a one-time interest charge of $75,000, currently in default (c)	53,020	36,980	64,246	71,356
May 2020 Paycheck Protection Note (d)	—	—	137,960	698
	$251,665	$36,980	$485,175	$72,054
Total	$332,837	$85,610	$566,347	$113,008

(a)	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000 and made payments of $8,828 on them as of September 30, 2021. These notes are convertible into shares of the Common Stock at a conversion price of $295 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% annual rate.

(b)	On February 22, 2018, the Company made a promissory note in favor of an unrelated party in the principal amount of $298,959, which comprised the unpaid principal amount of $200,000 due on a prior note in favor of that party and $98,959 of accrued interest thereon. At September 30, 2021, and December 31, 2020, the balance of the note was $198,645 and $282,969, respectively, and accrued interest was $1,088 and $0, respectively. The note was due on February 22, 2019. The Company is negotiating an extension.

(c)	On August 15, 2015, the Company made a promissory note in the principal amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note is paid on or before maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if not repaid on or before the maturity date. Upon an event of default, as defined in the note, interest will be compounded daily. This note matured on August 11, 2016. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of accrued interest on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company made payments of $11,227 and $10,754, respectively, on the principle and $33,775 and $4,246, respectively, on interest accrued on this note. At September 30, 2021, and December 31, 2020, the balance of the note was $53,020 and $64,246, respectively, and accrued interest, including the $75,000 fee included therein, was $36,980 and $71,356, respectively.

(d)	The Company made this note (the “Paycheck Protection Note”) pursuant to the terms of the Paycheck Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act and pursuant to all regulations and guidance promulgated or provided by the Small Business Administration (the “SBA”) and other Federal agencies that are now, or may become, applicable to the loan. The Paycheck Protection Note bore interest at the rate of 1% per annum. On August 5, 2021, the Company received full forgiveness of this note.

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

On July 30, 2020, the Company filed articles of amendment with the Secretary of State of the State of Florida, pursuant to which a series of 1,000,000 of its 10,000,000 authorized shares of preferred stock was created, which series is named Series A Convertible Preferred Stock (“Series A Preferred”). Each share of Series A Preferred is convertible into 0.3051 shares of Common Stock, has the dividend and distribution rights and redemption rights of the shares of Common Stock into which it is convertible, is not redeemable and has voting power equal to the combined voting power of all other of classes and series of the Company’s capital stock. On June 24, 2020, the Company issued all of the shares of this series to a related party in exchange for 305,085 shares of Common Stock.

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

Between January 1, 2021, and September 30, 2021, the Company issued 485,000 shares of Common Stock to eight unrelated persons. The aggregate purchase price of these shares was $615,000.

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

On December 1, 2018, 22,882 shares of common stock were awarded to employees in the form of restricted shares and 5,678 shares of common stock were awarded to consultants as compensation. The fair value of these shares on the grant date was $0.59 per share. As of September 30, 2021, all of these shares had vested.

The following table shows vesting for financial reporting purposes under GAAP of the shares issued under the 2018 Plan:

	Shares of Common Stock
Vesting Dates	Employees	Consultants
December 31, 2018	—	3,136
January 1, 2019	12,712	—
March 31, 2019	—	2,542
June 30, 2019	5,085	—
June 30, 2020	5,085	—
Total vested at September 30, 2021	22,882	5,678

The Company made no awards under the 2018 Plan during the nine months ended September 30, 2021, and September 30, 2020.

The Company expensed $0 and $298,077, for share-based compensation under the 2018 Plan in the nine months ended September 30, 2021, and September 30, 2020, respectively, for its employees and consultants in the accompanying consolidated statements of operations.

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors, as compensation pursuant to a Director Agreement, dated as of that date and, in the nine months ended September 30, 2021, the Company expensed $270,000 for share-based compensation in respect of these shares (see Note 6) based on their fair market value of $2.25 per share their date of issuance.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the three and nine months ended September 30, 2021, and September 30, 2020.

Note 9 - Related-Party Transactions

Loans

The Company has received loans from its officers and directors from time to time since its inception. During the nine months ended September 30, 2021, the Company received loans of $26,753 from its officers and directors and repaid $79,942 of these loans. During the nine months ended September 30, 2020, the Company received loans of $168,868 from its officers and directors and repaid $247,637. The balance of these loans at September 30, 2021, and December 31, 2020, was $326,996 and $383,152, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company makes building lease payments to and purchases products for resale from entities owned by a related party, who is also one of its executive officers. Payments made to related parties for the three and nine months ended September 30, 2021, and September 30, 2020, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Building lease payments	$27,805	$27,613	$81,847	$81,495
Purchase of products for resale	130,910	21,419	313,443	49,411
Equipment purchase	—	40,000	—	40,000
Total paid to related party	$158,715	$89,032	$395,290	$170,906

Director Compensation

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors, as compensation pursuant to a Director Agreement, dated as of that date. (See Note 7).

Note 10 - Concentrations

For the three months ended September 30, 2021, one of the Company’s customers accounted for approximately 25%, of total revenues. For the three months ended September 30, 2020, one of the Company’s customers accounted for 13% of total revenues.

For the nine months ended September 30, 2021, one the Company’s customers accounted for approximately 33% of total revenues. For the nine months ended September 30, 2020, one of the Company’s customers accounted for 8% of total revenues.

For the three months ended September 30, 2021, and September 30, 2020, the Company purchased approximately 62% and 57%, respectively, of its products for cost of goods sold from one distributor.

For the nine months ended September 30, 2021, and September 30, 2020, the Company purchased approximately 70% and 55%, respectively, of its products for cost of goods sold from one distributor.

As of September 30, 2021, one of the Company’s customers accounted for 45% of its accounts receivables. As of December 31, 2020, one of the Company’s customers accounted for 87% of its accounts receivable.

Note 11 - Commitments

On September 1, 2018, the Company entered into an operating lease with an entity owned by a related party calling for monthly payments of $8,641, plus 100% of operating expenses, for a term expiring on August 31, 2019. On September 1, 2019, this lease was amended such that it expired on August 31, 2020, and the rent thereunder was increased to $8,967 per month. On September 1, 2020, this lease was amended such that its term expired on August 31, 2021, and the rent thereunder was increased to $9,007 per month. On September 1, 2021, the lease was amended such that the term will expire on August 31, 2022, and the rent thereunder was increased to $9,791 per month.

Under an agreement with the supplier of Medtainers entered into in 2018, the Company agreed to purchase a minimum of 30,000 units of product per month. Under the terms of this agreement, the minimum purchase quantity increases by 1% on every anniversary of its effective date and is now 30,909 units per month. The purchase price for units is subject to periodic adjustment for changes in the consumer price index. This agreement will expire on April 30, 2031; however, it can be terminated upon payment of $400,000.

Note 12 - Subsequent Events

Management evaluated all subsequent events when these unaudited consolidated financial statements were issued and determined that none of them requires disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING IN THIS REPORT.

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of September 30, 2021, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 16, 2021. Further, the Company urges caution regarding the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described in Part II, Item 1A — Risk Factors, or other events, could have a material adverse effect on the Company’s business, results of operations and financial position.

General Statement of Business

The Company was incorporated under the laws of the state of Florida on September 5, 1997, under the corporate name Synthetic Flowers of America, Inc. It changed its corporate name to Acology, Inc. on January 9, 2014; on August 28, 2018, to Medtainer, Inc.; and on October 3, 2020, to its present name.

The Company is in the businesses of (i) selling and distributing hydroponic containers called “GrowPods” and related products and (ii) designing, branding and selling proprietary plastic medical-grade containers that can store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs, as well as selling other products such as humidity control inserts, smell-proof bags, lighters, and plastic lighter holders, and providing private labeling and branding for purchasers of Medtainers and other products.

The Company markets its products directly to businesses through its phone room and to the retail public through internet sales. The Company also markets directly to wholesalers and other businesses that resell them to other businesses and end users.

On October 9, 2020, the Company acquired all of the outstanding shares of Advanced Container Technologies, Inc., a California corporation (“Advanced”), from its shareholders pursuant to an Exchange Agreement, dated August 14, 2020, which was amended on September 9, 2020 (as so amended, the “Exchange Agreement”), in exchange for 50,000,000 shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”). This exchange resulted in Advanced’s becoming a wholly owned subsidiary of the Company.

The acquisition of Advanced represents a material change in the business strategy of the Company and an expansion of its product base. Since the inception of the Company in 2014, its intended growth strategy was to concentrate on increasing sales of Medtainers, while introducing related products and services, such as humidity control inserts and printing. This approach resulted in relatively flat revenues, increasing expenses and a history of losses. Management believes that this acquisition offers the prospect of substantially increased revenues, without a comparable increase in expenses, and offers the Company an opportunity to attain significant profits.

The Company has authorized capital of 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, without par value. On March 22, 2019, the Company combined the outstanding shares of its Common Stock on the basis of one share for each 100 shares then outstanding and on that date, reduced the number of authorized shares of Common Stock from 6,000,000,000 to 100,000,000, while the number of authorized shares of preferred stock remained 10,000,000. On October 3, 2020, the Company combined the outstanding shares of its Common Stock on the basis of one share for each 59 shares then outstanding; the number of authorized shares of Common Stock and preferred stock was unaffected. The effects of these combinations have been retroactively applied to all periods covered by this report. The Company has also designated 1,000,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”) and, on July 31, 2020, issued them to its chief executive officer in exchange for 305,085 shares of his Common Stock; these shares, together with the shares of Common Stock owned by him, confer voting control of the Company on him.

The Company’s principal place of business is located at 1620 Commerce St., Corona, CA 92880. The Company’s telephone number is (951) 381-2555. The Company has two corporate websites: www.advancedcontainertechnologies.com for GrowPods and related items and www.medtainer.com for Medtainers and related products and services. The Common Stock is quoted on the OTC Pink tier of OTC Link, a quotation system operated by OTC Markets Group Inc., under the trading symbol ACTX.

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

Impact of the Covid-19 Pandemic

To mitigate losses during the Covid-19 pandemic and the ensuing recovery period, the Company terminated several of the 18 employees that it had in early 2020, such that it now has 8 employees, including officers, which it believes is the minimum necessary to maintain its operations. The Company’s chief executive officer has waived current payment of his salary since June 1, 2020; however, the Company is accruing it and is obligated to pay the deferred amount, which was $227,500 as of September 30, 2021, at some future time. In addition, the Company is deferring employer payroll taxes, as permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company does not intend to restore its staffing to pre-pandemic levels, although it may add personnel depending on demand for GrowPods and related products. The Company is also purchasing fewer Medtainers than required under the production contract with their manufacturer; while doing so has enabled the Company to preserve cash by reducing expenses, it also has subjected it to claims for breach of that agreement. For additional information regarding the impact of Covid-19 pandemic on the Company, see “Impact of the Covid-19 Pandemic,” in Part II, Item 1A - Risk Factors.

Results of Operations

Comparison of the Three Months Ended September 30, 2021, and September 30, 2020

The following table sets forth information from the consolidated statements of operations for the three months ended September 30, 2021, and September 30, 2020.

	Three Months Ended
	September 30, 2021	September 30, 2020
Revenues	$1,451,737	$671,853
Cost of goods sold	(1,061,103)	(349,087)
Gross profit	390,634	322,766

Operating expenses	454,292	226,526
Profit (loss) from operations	(63,658)	96,240

Non-operating income (expense):
Non-operating income	138,567	—
Interest expense	(8,297)	(9,503)
Net income	$66,612	$86,737

Revenues

Revenues were $1,451,737 and $671,853 for the three months ended September 30, 2021, and September 30, 2020, respectively. The increase was primarily due to a $712,000 increase in revenues from sales of GrowPods (which the Company did not sell prior to January 1, 2021), a $124,652 increase in revenues from sales of lighters, and a $9,283 increase in revenues from sales of plastic lighter holders. The increase was partially offset by a decrease of $84,854 in humidity pack inserts and a $10,948 decrease in Medtainer sales.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2021, and September 30, 2020, were $1,061,103 and $349,087, respectively. This increase was primarily due to a $644,500 increase in the cost of GrowPods (which the Company did not purchase prior to January 1, 2021), a $80,285 increase in the cost of lighters, an increase of $7,929 in the cost of Medtainers, a $5,176 increase in the cost of jars and a $4,997 increase in the cost of plastic lighter holders. This increase was partially offset by a decrease of $62,705 in the cost of humidity packs. For the three months ended September 30, 2021, gross profit from sales of Medtainers and related products and services were 44% of revenues and gross profit from sales of GrowPods and related products were 9% of revenues.

Operating Expenses

Operating expenses for the three months ended September 30, 2021, and September 30, 2020, consisted of the following:

	Three Months Ended
	September 30, 2021	September 30, 2020
Advertising and marketing	$31,578	$1,428
Bad debt	—	862
Depreciation and amortization	69,232	24,787
Professional fees	20,520	38,015
Share-based compensation	—	—
Payroll	230,313	106,958
General and administrative	102,649	54,476
Total operating expenses	$454,292	$226,526

Operating expenses were $454,292 and $226,526 for the three months ended September 30, 2021, and September 30, 2020, respectively. The increase in operating expense was attributable to a $123,355 increase in payroll expense, a $48,173 increase in general and administrative expenses and a $30,150 increase in advertising and marketing expenses. This increase was partially offset by a $17,495 decrease in professional fees.

Profit (Loss) from Operations

Loss from operations decreased from a profit of $96,240 for the three months ended September 30, 2020, to a loss of $63,658 for the three months ended September 30, 2021. The loss from operations was primarily due to a $123,355 increase in payroll expenses.

Other Income (Expense)

For the three months ended September 30, 2021, and September 30, 2020, interest expense was $8,297 and $9,503, respectively. The increase in other income for the three months ended September 30, 2021, was attributed to the recognition of gain on debt forgiveness related to the full forgiveness of the Payroll Protection Program SBA loan and interest in the amount of $138,567.

Net Profit

The net profit for the three months ended September 30, 2021, was $66,612 (including non-cash expense of $69,232 for depreciation and amortization), versus a net profit of $86,737 (including non-cash expense of $24,787 for depreciation and amortization) for the three months ended September 30, 2020. As more fully described above, the principal reason for this difference was the $139,773 increase in non-operating income and the $123,355 increase in payroll expense.

Comparison of the Nine Months Ended September 30, 2021, and September 30, 2020

The following table sets forth information from the consolidated statements of operations for the nine months ended September 30, 2021, and September 30, 2020.

	Nine Months Ended
	September 30, 2021	September 30, 2020
Revenues	$4,083,267	$1,521,022
Cost of goods sold	(3,102,972)	(767,133)
Gross profit	980,295	753,889

Operating expenses	1,625,548	1,238,964
Loss from operations	(645,253)	(485,075)

Non-operating income (expense):
Economic Injury Disaster Loan grant	—	10,000
Non-operating income	138,567	—
Interest	(21,087)	(28,510)
Net loss	$(527,773)	$(503,585)

Revenues

Revenues were $4,083,267 and $1,521,022 for the nine months ended September 30, 2021, and September 30, 2020, respectively. The increase was primarily due to a $2,182,000 increase in revenues from sales of GrowPods (which the Company did not sell prior to January 1, 2021), a $294,613 increase in revenues from sales of lighters, a $63,493 increase in revenues from sales of other products, a $46,787 increase in revenues from sales of plastic lighter holders, and a $17,390 increase from sales of jars. The increase was partially offset by a decrease of $42,379 in Medtainer sales and a $39,561 decrease in sales of humidity pack inserts.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2021, and September 30, 2020, were $3,102,972 and $767,133, respectively. This increase was primarily due to a $2,020,030 increase in the cost of GrowPods (which the Company did not purchase prior to January 1, 2021), a $192,132 increase in the cost of lighters, an increase of $45,032 increase in the cost of other products, and a $20,690 increase in plastic lighter holders. This increase was partially offset by a $32,507 decrease in cost of Medtainers.  For the nine months ended September 30, 2021, gross profit from sales of Medtainers and related products and services were 43% of revenues and gross profit from sales of GrowPods and related products were 7% of revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021, and September 30, 2020, consisted of the following:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Advertising and marketing	$64,009	$12,755
Bad debt	—	33,332
Depreciation and amortization	209,056	73,307
Professional fees	148,641	133,425
Share-based compensation	270,000	298,077
Payroll	694,375	516,004
General and administrative	239,467	172,064
Total operating expenses	$1,625,548	$1,238,964

Operating expenses were $1,625,548 and $1,238,964 for the nine months ended September 30, 2021, and September 30, 2020, respectively. The increase in operating expenses was attributable to a $178,371 increase in payroll expenses, a $135,749 increase in depreciation and amortization expense, a $67,403 increase in general and administrative expenses and a $15,216 increase in professional fees. This decrease was partially offset by a $33,332 decrease in bad debt expense and a $28,077 decrease in share-based compensation.

Loss from Operations

Loss from operations increased from a loss of $485,075 for the nine months ended September 30, 2020, to a loss of $645,253 for the nine months ended September 30, 2021. The increase in loss from operations was primarily due to a $178,371 increase in payroll.

Other Income (Expense)

For the nine months ended September 30, 2020, the Company received an Economic Injury Disaster Loan grant of $10,000. For the nine months ended September 30, 2021, and September 30, 2020, interest expense was $21,087 and $28,510, respectively. The increase in other income for the three months ended September 30, 2021, was attributed to the recognition of gain on debt forgiveness related to the full forgiveness of the Payroll Protection Program SBA loan and interest in the amount of $138,567.

Net Loss

Net loss for the nine months ending September 30, 2021, was $527,773 (including non-cash expense of $270,000 for share-based compensation and $209,056 for depreciation and amortization), versus a net loss for the nine months ended September 30, 2020, was $503,585 (including non-cash expense of $298,077 for share-based compensation and $73,307 for depreciation and amortization). As more fully described above, the principal reason for this difference was the $386,584 increase in operating expenses. This loss was partially offset by a $138,567 increase in non-operating income.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $195,563 in cash and accounts receivable of $177,454. As of September 30, 2021, and December 31, 2020, the Company had negative working capital of $801,907 and $1,208,780, respectively. As of September 30, 2021, the Company had no commitments for capital expenditures. As of that date, the Company had inventory of approximately 103,000 Medtainer products, approximately 283,000 units of other products and one GrowPod unit.

During the nine months ended September 30, 2021, the Company experienced negative cash flow from operations of $497,796 and $375,991 of cash flows from financing activities. During the nine months ended September 30, 2020, the Company experienced negative cash flow from operations of $66,141 and $258,921 of cash flows from financing activities. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by the non-cash items of share-based compensation and amortization, the decrease in operating liabilities and an increase in operating assets. The Company used $16,000 and $40,000 in cash from investing activities for the nine-month periods ending September 30, 2021, and September 30, 2020, respectively. Cash provided from financing activities increased from $258,921 for the nine-month period ending September 30, 2020, to $375,991 for the nine-month period ending September 30, 2021.

The increase in cash provided from financing activities was primarily a result of an increase in proceeds from the issuance of Common Stock.

On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)(the “PPP Loan”) and pursuant to all regulations and guidance promulgated or provided by the SBA and other Federal agencies that are now, or may become, applicable to the loan. On August 5, 2021, the Company was notified that the Paycheck Protection Note and the interest accrued thereon had been forgiven in full, subject to review by the SBA. The principal and interest forgiven have been recorded as non-operating income in the consolidated statement of operations for the quarter ending September 30, 2021.

In 2020, the Company received $137,690 from the PPP Loan and $210,000 from the sale of 348,983 shares of Common Stock to two private investors, and in 2021, the Company has received $615,000 from sales of 485,000 shares of Common Stock to private investors. The proceeds from these transactions, which total $962,690, are insufficient to meet the Company’s capital needs, inasmuch as it believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including approximately $600,000 to repay loans and interest that are past due, assuming that the Company’s operating loss remains at the same level. The Company is seeking extensions of its past-due loans, and if it is successful in doing so, the amount of such funding will be reduced, but assurance can be given as to the extent that it will be successful. The Company plans to fund its activities principally through the sale of debt or equity securities to public and private investors and, if attained, its profits. There is no assurance that such funding will be available on acceptable terms or available at all, or that the Company will attain profitability. If the Company is unable to raise sufficient funds when required or on acceptable terms, it may have to reduce significantly, or discontinue, its operations. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

The Company intends to devote its manpower and capital resources to increasing revenues, while working to reduce the cost of goods sold and operating expenses. Doing so depends on the successful execution of its operating plan, which includes increasing sales of existing products, introducing additional products and services, controlling cost of goods sold and operating expenses, negotiating extensions of existing loans and raising either debt or equity financing.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As the result of these measures and although revenues were nearly equal for the years ended December 31, 2020, and December 31, 2019, the Company was able to decrease its operating loss for the later year by $820,727. During the nine months ended September 30, 2021, its operating loss was $645,253 ($270,000 of which was non-cash expense for share-based compensation and $209,056 of which was non-cash expense for depreciation and amortization), compared with $485,075 for the nine months ended September 30, 2020 ($298,077 of which was non-cash expense for share-based compensation and $73,307 of which was non-cash expense for depreciation and amortization). Nevertheless, the federal and local governmental restrictions that were implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement and gathering of people, affected the Company during the year ended December 31, 2020, in the three and nine months ended September 30, 2021, and may continue to do so. As the pandemic has abated, some of these restrictions have been temporarily or permanently removed. However, it is not yet clear when the Company and its customers will be able to resume normal operations. Assuming that government vaccination programs are successful, this may occur in the near future. However, if they are not successful, or if they cannot contain infections due to emerging virus variants, these restrictions could continue indefinitely. The ultimate extent of the impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted.

The cost saving actions that the Company took during the year ended December 31, 2020, to address and mitigate the effects of COVID-19 among other things reduced its ability to market its products led to disruptions in its business, reduced its ability to grow, resulted in the termination of many employees and increased the workload for the employees that were retained, may have affected the ability to raise capital and may have created risks to the effectiveness of the Company’s internal controls. The Company expects that these and other existing and potential impacts of COVID-19 will continue until the pandemic is controlled.

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

We are not engaged in the cultivation or sale of cannabis, but sell our products to persons who may use them in growing cannabis or to resellers and wholesalers who may resell them to such persons. Accordingly, laws and regulations governing the cultivation and sale of cannabis and related products affect our business. Legislation and regulations pertaining to the use and growth of cannabis are enacted on both the state and federal government level in the United States. Federal and state laws and regulations governing the growth and use of cannabis are subject to change. New laws and regulations pertaining to the use or cultivation of cannabis and enforcement actions by state and federal authorities concerning the cultivation or use of cannabis could indirectly reduce demand for our products and may materially and adversely affect our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of the Company’s equity securities that were not registered under the Securities Act of 1933 during the three months ended September 30, 2021.

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

ADVANCED CONTAINER TECHNOLOGIES,
INC.

Date: November 12, 2021	By:	/s/ Douglas P. Heldoorn
Douglas P. Heldoorn
Principal Executive Officer

Date: November 12, 2021	By:	/s/ Jeffory A. Carlson
Jeffory A. Carlson
Principal Accounting Officer