Form 10-K
period 2021-12-31
ADVANCED CONTAINER TECHNOLOGIES, INC.
filed 2022-04-18
CIK 1096950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $45.7 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ¨ No ¨

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:

The number of shares of the Registrant’s common stock outstanding as of April 13, 2022, was 51,901,525.

(DOCUMENTS INCORPORATED BY REFERENCE)

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

ADVANCED CONTAINER TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. The use of words such as “anticipates,” “expect,” “intend,” “strive,” “goals,” “plans,” “opportunity,” “future,” “achieve,” “grow,” “committed,” “believes,” “seeks,” “targets,” “estimated,” “continues,” “likely,” “possible,” “may,” “might,” “potentially,” “will,” “would,” “should,” “could,” “on track” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to uncertain events or assumptions – such as future responses to and effects of COVID-19; projections of our future financial performance; future business, social, and environmental performance, goals, and measures; our anticipated growth and trends in our business and operations; projected growth and trends in markets relevant to our businesses and especially the market for GrowPods and cannabis and related products; business and investment plans; future products and technology; laws and regulation, and especially those relating to cannabis; projected cost and yield trends; availability, uses, sufficiency, and cost of capital of capital resources; valuations; the future purchase, use, and availability of products, components, and services supplied by third parties – are based on management’s expectations as of the date of this report, unless an earlier date is specified, and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report, particularly in Item 1A, Risk Factors. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. You are urged to review and consider carefully the various disclosures made in this report and in other reports and documents that we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

NOTE REGARDING THIRD-PARTY INFORMATION

This report includes information and estimates based on reports and other publications from industry analysts, market research firms, and other independent sources, in addition to management’s own good faith estimates and analyses. We believe that these reports and publications, which are generally available to the public and were not commissioned by us, are reliable, but have not independently verified them or their underlying data sources, methodologies or assumptions. They contain information and estimates based on estimates, forecasts, projections, market research, or similar methodologies and are inherently subject to uncertainties. Actual events or circumstances may differ materially from events and circumstances reflected in these reports.

NOTE REGARDING DESCRIPTIONS OF CONTRACTS

This report contains descriptions of contracts and instruments to which the Company or its officers and directors are parties or by which it is affected. Where such contracts or instruments are exhibits to this report, either because they are filed herewith or incorporated herein by reference, you are referred thereto and the descriptions herein are qualified in their entirety by such reference. These contracts and instruments are identified in Item 15, Exhibits, Financial Statement Schedules.

NOTE REGARD TRADEMARK

“Medtainer” is a registered trademark owned by the Company. Its use in this report without the symbol “®” should not be considered as a disclaimer of such ownership or permission to any person to use “Medtainer” without such symbol.

ii

PART I

Item 1. Business.

General Information

Advanced Container Technologies, Inc. (the “Company”) was incorporated under the laws of the state of Florida on September 5, 1997. It changed its corporate name to Acology, Inc. on January 9, 2014; on August 28, 2018, to Medtainer, Inc.; and on October 3, 2020, to its present name.

On October 9, 2020, the Company acquired all of the outstanding shares of Advanced Container Technologies, Inc., a California corporation (“ACT”), that has the same corporate name as the Company, from its shareholders pursuant to an Exchange Agreement, dated August 14, 2020, which was amended on September 9, 2020 (as so amended, the “Exchange Agreement”), in exchange for 50,000,000 shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”). This exchange resulted in ACT’s becoming a wholly owned subsidiary of the Company. For information as to the business that the Company conducts through ACT, see Item 1, Business – Products and Services – GrowPods and for information as to the interests of certain persons in the Exchange Agreement, see Item 13, Exchange Agreement.

The acquisition of ACT represented a material change in the business strategy of the Company and an expansion of its product base. Since the inception of the Company in 2014, its intended growth strategy was to concentrate on increasing sales of Medtainers, while introducing related products and services, such as humidity control inserts and printing. This approach resulted in relatively flat revenues, increasing expenses and a history of losses. Management believes that this acquisition offered the prospect of substantially increased revenues, without a comparable increase in expenses an opportunity to expand its profits significantly. For further information respecting some of the bases for these expectations, see Item 1, Business – GrowPods – The Market for GrowPods. The Company has announced that it is exploring with GP the acquisition of its assets and the assumption of some or all of its liabilities in exchange for shares of Common Stock (the “GP Acquisition”). Discussions are in their preliminary stages and none of the terms and conditions of the acquisition has been determined, including the number of shares of Common Stock to be issued to GP in exchange for its assets or the liabilities of GP that the Company would assume. The Company intends to structure any transaction such that its board of directors and executive officers would not be changed and that voting control of the Company would not be affected.

The Company’s authorized capital is 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.00001 per share. On October 3, 2020, the Company combined the outstanding shares of its Common Stock on the basis of one share for every 59 shares then outstanding; the number of authorized shares of Common Stock and preferred stock was unaffected. The effect of this combination has been applied to all periods covered by this report. The Company has also designated 1,000,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”) and, on July 31, 2020, issued them to its chief executive officer in exchange for 305,085 shares of his Common Stock; these shares, together with the shares of Common Stock owned by him, confer voting control of the Company on him. See Item 10, Employment Agreement.

The Company’s principal place of business is located at 1620 Commerce St., Corona, CA 92878. The Company’s telephone number is (951) 381-2555. The Company has two corporate websites: www.advancedcontainertechnologies.com for GrowPods and related items and www.medtainer.com for Medtainers and related products and services. Common Stock is quoted on the OTC Pink tier of OTC Link, a quotation system operated by OTC Markets Group Inc. (“OTC Link”), under the trading symbol ACTX.

Products and Services

The Company markets and sells two principal products: (i) GrowPods, which are specially modified insulated shipping containers manufactured by GP Solutions, Inc. (“GP”), in which plants, herbs and spices may be grown hydroponically in a controlled environment (“GrowPods”) and (ii) Medtainers, which may be used to store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Company also markets and sells various products related to GrowPods and the Medtainer. GrowPods and their related products are described in Item 1, Business, Products and Services – GrowPods, and the Medtainer and its related products are described in Item 1, Business – Products and Services – The Medtainer. The Company also provides private labeling and branding services for purchasers of Medtainers and certain related products. For further details, see Item 1, Business – Printing.

Revenues from the Company’s products and services for the years ended December 31, 2021, and December 31, 2020, were as follows:

	Year Ended December 31,
	2021		2020
	Revenues	%	Revenues	%
GrowPods and related items	$3,002,000	56	$–	–
Medtainers	1,016,548	19	1,172,278	53
Lighters	453,970	9	183,549	8
Humidity pack inserts	448,702	8	643,671	29
Plastic lighter holders	125,774	2	70,598	3
Shipping charges	100,213	2	64,910	1
Others	90,480	2	19,630	3
Printing	48,999	1	44,409	2
Jars	43,226	1	27,520	1
Mylar bags	19,100	<1	1,103	<1
Total revenues	$5,349,012	100	$2,227,668	100

The Company markets its Medtainer products and services directly to businesses through its phone room, to the retail public through internet sales, and directly to wholesalers and other businesses who resell its products to other businesses and end-users, and sells GrowPods and related products through agents. See Item 1, Business – Sales and Distribution.

GrowPods and Related Products

Beginning January 1, 2021, the Company commenced sales of GrowPods and related products, and during the year, it sold 40 units for which it received revenues of $3,002,000. GrowPods are used to grow, farm and cultivate flowers, fruits, plants, vegetables, cannabis, grains and herbs hydroponically, in controlled-environment settings that allow end-users to control key farming variables, including temperature, humidity, carbon dioxide, light intensity spectrum, nutrient concentration and pH. The Company also sells branded growing media and nutrients. For further information respecting the Distributorship Agreement, see Item 1, Business – Products and Services – GrowPods and Related Products.

The following shows several views of GrowPods and their components:

GrowPod Cross Section

GrowPod Interior View	GrowPod Interior View

Proprietary Air and Water Filtration System	Control Panel 3

Hydroponics is a method of growing plants without soil, by using nutrients that are dissolved in water. Plants may be grown with only their roots exposed to nutrients or roots may be physically supported by an inert growing medium such as perlite and gravel. The spaces in which plants may be grown range from mason jars at one extreme to large warehouses and covered terrain at the other. There are several growing techniques, including (i) static solution culture, in which plants are grown in smaller containers of nutrient solution, (ii) continuous-flow solution culture, in which the nutrient solution constantly flows past the root, which facilitates automation because sampling and adjustments to the temperature, pH, and nutrient concentrations, (iii) agroponics and fogoponics, in which roots are kept in an environment saturated with fine drops or a mist of nutrient solution, (iv) “run to waste,” in which a nutrient solution is applied one or more times per day to a container of inert growing media and which may be automated with a delivery pump, a timer and irrigation tubing to deliver nutrient as appropriate in light of plant size, plant growing stage, climate, substrate, and substrate conductivity, pH, and water content and (v) deep-water culture, in which suspended roots are fed a solution of nutrient-rich, oxygenated water.

GrowPods

GrowPods are 20- or 40-foot insulated food-grade containers that GP modifies to add climate control, aqueous or soil-based platforms, LED lighting, a nutrient tank, an irrigation system, a reverse-osmosis water purification system, air and water filters, and remote monitoring. Optionally, GP adds prep stations, additional sensors and controls, solar and natural gas energy solutions, security systems, custom colors and graphics, multiple pod connections, means of stacking GrowPods, modular additions, clean rooms and specialized shelf systems.

GrowPods use both indoor organic hydroponic and soil-based systems to provide plants with nutrients, water and oxygen. LED lights installed in GrowPods are adjustable and can create the specific spectrum and intensity that is optimal for the growth of a particular crop. Automated monitoring equipment enables maintenance of the proper level and mixture of nutrients and a precise growing environment. A GrowPod can grow some plants up to five times faster than traditional farming.

Using GrowPods, growers can use physical space, water and other resources more efficiently, while enjoying year-round and more rapid growth cycles, as well as more predictable and abundant yields, compared with traditional farming.

Some of GrowPods’ advantages over traditional farming are:

●	Productivity. GrowPods provide substantially more productivity. For example, a GrowPod can produce approximately 2,000 heads of lettuce every 55 days, compared with 4,000 heads per year for the same ground area for traditional farming. Because GrowPods can be stacked (up to five containers high), productivity for each square foot of ground space can be multiplied by a factor of five.

●	Potentially lower operating costs. The operating costs of GrowPods are potentially lower than for traditional farming because water is reused, nutrients are concentrated and their amounts precisely measured, and no pesticides are needed. No labor for tilling, weeding or crop protection is required and operation is automated. While annual operation costs for a GrowPod vary, we believe that the average is approximately $18,000 per year (including electricity, water and growing supplies).

●	Climate insensitivity. GrowPods are unaffected by the outside elements. For example, crops can be grown in a GrowPod year-round in cold areas, reducing the costs of transporting food.

●	No pesticides. Because the controlled environment of GrowPods prevents pests, no insecticide is required.

●	Location versatility. GrowPods can be installed in buildings, warehouses, garages and parking lots, close to the market for their crops, saving transportation costs and enhancing freshness.

●	Ease of moving. GrowPods can easily be moved as the needs of their owners may require.

●	Better food. Food grown hydroponically has better product safety, quality and consistency.

●	Reduced transportation costs. GrowPods permit farming operations to be located significantly closer to end-users, thereby reducing transportation distance.

●	Reduced food waste. Since GrowPods permit food production significantly closer to end-users, there is less time between harvesting and consumption, and therefore, reduced product spoilage, damage and waste.

●	Chemical runoff prevention. Due to the closed-loop systems used in GrowPods, there is a nature of significantly decreased risk of chemical runoff, which is generally more difficult to control in traditional farming.

While GrowPods offer savings in labor, material and space, they require a substantial amount of electrical energy, the cost of which is sometimes higher than that of petroleum-based power that is commonly utilized in traditional farming. We believe that this is offset by the fact that plants may be grown in urban areas and in inhospitable climates, thereby reducing transportation times and costs and enhancing freshness. High energy costs tend to increase the cost of commonly grown crops, such as lettuce, herbs and spices; however, as the value of a crop increases, the cost of energy tends to become a less important consideration.

Growing Media and Nutrients

In 2021, we began to sell products that are used to improve the efficiency of the agricultural growing and the cultivation process. Growing media consists of premium soils and soil alternatives, such as perlite, gravel, rock wool, coconut coir or clay pebbles, used in hydroponic cultivation. We sell some of these products under the names “Prolific Soilless Growth Medium” and “Prolific Fertilizer.”

Other Supplies

In 2021, we began to sell high-efficiency LED lighting, electronically controlled irrigation systems, humidifiers and growing panels as replacement parts and upgrades.

The Market for GrowPods

The Expanding Hydroponics Market

Hydroponics is an increasingly significant and fast-growing component of the expanding global commercial agriculture sector. The Company believes that hydroponics will be used increasingly as a farming technique, especially for cannabis. According to the USDA, farm output was $136.1 billion in the U.S. alone in 2019, and according to New Frontier Data, the market for legal cannabis in the U.S. in that year was $13.2 billion, with an additional $13.5 billion of illegal cannabis. As indicated below, we expect the market for legal cannabis to grow dramatically.

According to industry publications, revenue for the global hydroponics industry, of which container-based systems such as GrowPods are a significant part, totaled approximately $65 billion in 2019 and is expected to grow at a compound annual growth rate of 16% from 2019 to 2023. According to these publications, the global wholesale hydroponic equipment and supplies industry totaled approximately $8 billion in 2019 and is expected to grow at a compound annual growth rate of 12.8% from 2019 to 2025. The Company believes that rapid growth in demand for hydroponically grown crops will increase demand for GrowPods.

We believe that the growth in the demand for GrowPods and related products will be driven by a broad array of factors, including:

Significant Growth in the Cannabis Industry

We believe that a majority of GrowPods and supplies is purchased by participants in the cannabis industry. The U.S. cannabis industry is massive and growing, driven mainly by state-level legalization efforts, which are discussed below. Management believes that these legalization efforts and increasing popular support will continue to increase the size of the U.S. cannabis market for many years: according to an industry publication, legal cannabis sales in the United States grew approximately 30% over $18 billion in 2020, and are expected to surpass $28 billion in 2022 and reach approximately $46 billion in 2026. We believe that the current and expected growth in the size of the cannabis market has had and will continue to have a very significant positive impact on sales of our hydroponic equipment and supplies.

Several developments have contributed to an increase in cannabis availability and use, including the proliferation of cannabidiol (“CBD”) and other cannabis-infused products, including edibles, oils, tinctures, and topical treatments. We believe that the historical stigmatization of cannabis use has diminished significantly, as the result of a more supportive legislative environment, a change in sociopolitical views and greater consumer awareness of possible health benefits of cannabis. According to industry publications, real and perceived health benefits extend into areas including cancer treatment, pain management, the treatment of neurological and mental conditions, and sleep management.

Significant growth in the U.S. cannabis market is expected to continue due to (i) further initiatives for adult use and/or medical-use programs in additional U.S. states, (ii) expanded access for patients or consumers in existing state medical or adult-use cannabis programs, and (iii) increased consumption driven by greater product diversity and choice, reduced stigma, and real and perceived health benefits in states with existing adult-use or medical use programs.

Initiatives for new adult-use or medical-use programs.

As of the date of this report, 18 U.S. states and the District of Columbia had legalized cannabis for adult and medical use; 10 states had legalized cannabis for medical use and decriminalized its adult use; nine states had legalized cannabis for medical use only; two states had decriminalized it, at least in small amounts; and its possession and use was illegal in four states. In contrast, in 1996 and 2004, cannabis was legal for medical use in one and four states, respectively, and otherwise unlawful, and in 2014, was lawful for adult use in four states and for medical use in 18 states.

We believe support for cannabis legalization in the U.S. is gaining momentum. According to a November 2019 poll by Pew Research Center, public support for the legalization of cannabis in the U.S. increased from approximately 41% in 2010 to approximately 67% in 2019. According to a 2019 poll by Quinnipiac University, 93% of Americans support patient access to medical-use cannabis if recommended by a doctor. Furthermore, due to recent socioeconomic changes across the U.S. since early 2020, many state governments are seeking additional revenue sources, such as potential revenue streams from the taxation and job creation that state-legalized adult-use cannabis may offer. Accordingly, several states are considering implementing laws permitting cannabis use or further liberalizing their existing laws permitting such use. A number of bills that, to varying extents, would legalize the cultivation, use and possession of cannabis at the federal level have been introduced in the U.S. Congress, but none has been adopted by both of its houses.

Expanded access for patients and consumers in existing state medical and adult-use programs.

We believe that the cannabis business in states that have legalized cannabis will continue to grow, creating jobs and opportunities for workers and entrepreneurs, and that cultivators, manufacturers, dispensaries, delivery providers, labs and other cannabis-related businesses will continue to grow in these regions. As these businesses proliferate, we believe that demand for GrowPods will increase.

Greater product diversity and choice, reduced stigma and real and perceived health benefits in states with existing adult-use or medical use programs.

Several key developments have contributed to increased cannabis product availability and breadth, including the proliferation of CBD and other cannabis-infused products, such as edibles, oils, tinctures, and topical treatments. As stated above, we believe that the historical stigmatization of cannabis has diminished significantly. According to industry publications, real and perceived health benefits extend into areas including cancer treatment, pain management, the treatment of neurological and mental conditions, and sleep management. According to industry publications, the use of cannabis in the U.S. by adults aged over 65 has increased from 0.4% in 2006 and 2.9% in 2015 to 4.2% in 2018.

Acceleration of Hydroponics Use

Both the commercial agriculture and cannabis industries are increasingly adopting more advanced agricultural technologies in order to enhance productivity and efficiency. This trend continues to increase globally, driven by the factors listed above as well as growth in fruit and vegetable farming, consumer gardening and the continued adoption of vertical farming. Vertical farming, which involves the stacking of GrowPods, has gained popularity mainly due to its advantage of maximizing yield per unit of ground area by growing crops in layers. Industry publications project that the global vertical farming market will reach approximately $6 billion in 2023, up from $3 billion in 2019, representing a 24% CAGR.

We believe that hydroponics is and will continue to be the primary method of growing cannabis, driving demand for our GrowPods and related products. The movement toward the legalization of cannabis in the U.S. comes with a corresponding increase in regulatory oversight and statutory requirements for growers and their products. These regulations not only enhance product safety and transparency to consumers, but also usually necessitate the use of hydroponics in cannabis cultivation in order to meet mandated THC content or impurity tolerances.

Strong Demand for Hemp for CBD Production

Hemp cultivation in the United States has grown significantly since the passage of the U.S. Farm Bill in December 2018. Consumers are increasingly using hemp-derived products such as CBD for their therapeutic benefits. According to industry publications, the U.S. CBD market is expected to grow from $1.2 billion in 2019 to $6.9 billion in 2025, representing a 6-year CAGR of 33.8%. We believe that there is a market for GrowPods from growers of hemp.

Competitive Strengths

We believe that we are an increasingly successful seller of container-based hydroponic systems in the U.S. We believe that there are approximately 20 companies that sell or resell products similar to GrowPods in the United States, including manufacturers of such systems who sell their products directly, but we are unable to ascertain our relative position among them. We serve several attractive end markets, including hemp and indirectly, the cannabis industry. GP is an independent producer of container-based hydroponic systems. The Company believes that it is positioned to become a leading competitor by market share in the market for container-based hydroponic growing spaces, which it believes is a unique category of such spaces. Its mission is to provide small- to medium-sized growers, farmers and cultivators with a product that enables greater quality, efficiency, consistency and speed in growing their crops than traditional farming.

We believe that we can take advantage of favorable trends in hydroponics, including increased adoption of vertical farming methods to increase yields, are projected to drive a 24% CAGR for the vertical farming market through 2023, according to industry publications. Similarly, growers’ increasing preference to reduce water and energy usage, limit pesticide use and risk of environmental runoff and reduce labor costs coupled with growing consumer demand for fruits and vegetables are expected to drive significant growth in hydroponic. Furthermore, hydroponic growing allows farms to be located closer to their consumers, greatly reducing the costs and waste related to transportation and resulting in an overall smaller carbon footprint. We expect to see the most significant growth in cannabis. We believe that increased support for cannabis legalization at the federal level in the U.S., an increase in U.S. states’ legalization of adult-use and medical cannabis and consumer and commercial awareness of the benefits associated with hemp-derived products will drive continued growth.

Growers can benefit from macroeconomic factors that we believe will drive demand for GrowPods – as single units or stacked – as well as the growth in cannabis, hemp and other end-markets. As the population grows and urbanizes, we expect vertical farming to be increasingly used to meet the demand for these crops. Industry publications estimate that the global vertical farming market will expand at a 24% CAGR from 2019 to 2023. In addition, the U.S. and Canadian markets for legal cannabis had an estimated value of approximately $14 billion in 2019 and are projected to grow to approximately $37 billion by 2024. The hemp market has benefited from consumer adoption of hemp-derived CBD products. According to industry publications, the U.S. hemp-derived CBD market is expected to grow from $1.2 billion in 2019 to $6.9 billion in 2025, representing a six-year CAGR of 33.8%. We expect that these favorable growth trends will continue to increase demand for GrowPods.

The Distributorship Agreement

Under the Distributorship Agreement, ACT has the exclusive right to acquire GrowPods and related products at prices to be agreed to from time to time and to sell and distribute them within the United States and its territories, and ACT is obligated to use its best efforts to sell them. The Distributorship Agreement has an initial term that will expire on December 31, 2025. ACT may renew the Distributorship Agreement indefinitely as long as it purchases the lesser of (i) 100 GrowPods or (ii) GP’s total output of GrowPods in the last calendar year of any term. GrowPods and related items are shipped directly to our purchasers by GP. In the event that ACT fails to pay GP’s invoices within 30 days of ACT’s receipt of GP’s products and such default continues unremedied for 15 days after ACT’s receipt of written notice thereof, GP may terminate the Distributorship Agreement on written notice. In the event that GP is in default of its obligations to deliver its products and such default continues unremedied for 15 days after its receipt of written notice thereof, ACT may terminate the Agreement on written notice. GP provides a limited warranty that its products will be free of defects in materials and workmanship upon their delivery and for 1 year thereafter.

ACT began purchasing GrowPods from GP in the first quarter of 2021. During the year ended December 31, 2021, ACT purchased 40 GrowPods from GP, which was its total output during that year.

The Company believes that the Covid-19 Pandemic has not affected GP’s ability to perform its obligations under the Distributorship Agreement.

The Medtainer and Related Products

Medtainers are manufactured from medical-grade polypropylene resin. They can store pharmaceuticals, herbs, teas and other solids or liquids, can grind solids and shred herbs and are air- and water-tight. The Company sells the original 20-dram version, a 20-dram version that has received child safety certification, and a 40-dram version. The Company is focusing its marketing of Medtainers on the drug stores and drug store chains, cannabis/CBD markets, veterinarians and veterinary distributors and other distributors and end-users.

During the years ended December 31, 2021, and December 31, 2020, the Company received revenues of $1,016,548 and $1,172,278, respectively, from sales of Medtainers and related products.

Medtainers have three components. The top component is a cap, the middle component is a storage cup with grinding/shredding teeth projecting downward from its bottom and the bottom component is a grinding/shredding cup with teeth projecting upward from its bottom. Material is transferred from the storage cup into the grinding/shredding cup, the storage cup is inserted into the grinding/shredding cup, forming a space in which the two sets of teeth intermesh, and the two cups are then rotated manually such that the material passes between the two sets of teeth and is ground or shredded. The ground or shredded material may then be returned to the storage cup for storage or used or dispensed in another manner. The cap attaches to the grinding/shredding cup such that the storage cup is held between them, forming a compact unit that is air- and water-tight between the cap and the storage cup, as well as between the storage cup and the bottom cup. The pictures below show exploded views of the non-childproof and childproof configurations of the Medtainer.

On June 8, 2018, the Company acquired the patents and patent applications relating to the Medtainer patents, the trademark “Medtainer” and a related domain name from Polymation, LLC (“Polymation”), agreed with Polymation to terminate the agreement under which the Company purchased Medtainers from Polymation, licensed Polymation to manufacture Medtainers solely for purchase by the Company under these patents and entered into a production contract, dated June 8, 2018, which was amended on March 27, 2019, under which Polymation manufactures and the Company purchases Medtainers (as so amended, the “Production Contract”). The Production Contract requires the Company to purchase at least 30,000 units per month, increasing by 1% on each anniversary of its effective date, and sets prices for the products purchased thereunder, subject to periodic increases for changes in the local consumer-price index. Its term expires on April 30, 2031, unless the Company exercises a termination option, under which it may terminate the Production Contract upon payment to Polymation of $400,000, less any amount that its owner agrees that he owes to the Company or that he owes to it under a final and unappealable judgment, provided that the shares of Common Stock issued to him in the transaction in which the Company acquired the patent and trademark may be publicly sold under the exemption from registration under the Securities Act of 1933 (the “Securities Act”) afforded by Rule 144 promulgated thereunder or another exemption from such registration.

Because the Company owns the patent for the Medtainer, to the extent that it can sell more Medtainers than it is required to purchase under the Production Contract, it will be able to manufacture them in-house or acquire them from a third party, possibly at prices lower than under the Production Contract, but unless the number of Medtainers that the Company is not required to purchase under the Production Contract is substantial, doing so may not be cost-effective. The Company intends to continue its efforts to sell Medtainers globally, which, if successful, would increase demand for Medtainers and could increase sales volume, with the result that the Company might produce them at its facilities or seek out a third party to manufacture them, instead of purchasing them from Polymation, if doing either were cost-effective. The Company presently has no suppliers other than Polymation for Medtainers.

The Company believes that the raw materials used by Polymation in manufacturing Medtainers are readily available.

The Company believes that the Covid-19 Pandemic has not affected Polymation’s ability to perform its obligations under the Production Agreement.

Other Products

In addition to Medtainers, the Company sells and is actively developing markets for the following products, all of which it purchases from their manufacturers and resells:

●	Humidity Control Inserts. These inserts are placed into air- and water-tight containers, such as humidors and Medtainers, to maintain humidity by adding or removing moisture. These inserts are of varying sizes and capable of maintaining various ranges of relative humidity, depending on the specifications of each particular insert. The Company purchases inserts from Boveda Inc. and Desiccare, Inc. and markets them under the Boveda or Desiccare label. The Company also has an agreement with Desiccare for the Company to market private label inserts under the name “MED X 2 Way Humidity Control Pack” and markets some of the inserts it purchases from Desiccare under its private label. The Company believes that marketing inserts under its own label is significant in that many of its Medtainer products are now being sold with humidity packs inserted into the containers and that this “value-added” factor has increased demand for this product.

●	Smell-Proof Bags. These airtight bags are made of flexible polyester, Mylar®, plastic and other substances, with such means of closure as Velcro®, Ziploc® and zippers. Some use activated carbon to enhance odor removal. They are of varying size and can be used to store and prevent the dissipation of odors from fish, herbs and dirty clothes, among others.

●	Lighters. The Company sells butane lighters with and without logos and other markings. The Company adds logos and markings based on customers’ specifications.

During the years ended December 31, 2021, and December 31, 2020, the Company received revenues of $921,383 and $829,875, respectively, from sales of these products.

Printing

The Company entered the custom labeling business in 2015 because some of its customers desired to have custom labels imprinted on the products that they purchased from the Company and the Company found that the cost of doing so through third parties raised the price that it charged to customers for imprinted products to levels that it believed would impede sales. Labeling is performed using five specialized printers that can print on nonporous plastic. Currently, about 2,000 square feet are devoted to printing. The Company is seeking additional business from companies that require labeling on their products.

During the years ended December 31, 2021, and December 31, 2020, the Company received revenues of $48,999 and $44,409, respectively, from this business.

Sales and Distribution

The Company sells all GrowPods and related products to end-users. Approximately 98% of Medtainers and related products are sold to wholesalers and distributors, who resell them to businesses and consumers, with and without custom labeling; the remainder are sold directly to retail consumers through internet sales and at trade shows. The Company has a showroom for GrowPods in Tulsa, Oklahoma.

The Company believes that social media are important to marketing its products and it maintains a presence on Instagram, Facebook, Twitter and other social media.

The Company believes that it is important to maintain strong relationships with its direct customers and its distributors, and, where possible, their customers, and takes measures to do so.

Backlog

As of March 31, 2022, the Company’s backlog of orders that it believed to be firm was $574,650 for GrowPods and related products and $86,495 for Medtainers and related products, all of which the Company expects to fill during the current fiscal year. As of April 7, 2021, its backlog was $62,373 for Medtainers and related products, which was filled during 2021, and as of that date, its backlog of orders for GrowPods and related products was $362,500, which was filled during 2021.

Patents, Trademarks and Other Intellectual Property

GrowPods and Related Products

GP has not registered “GrowPod” or the names of related products as trademarks under federal or state law. The Company does not believe that these names are material to its success in selling these products.

The Medtainer

The Company owns patents and patent applications relating to the Medtainer, the trademark “Medtainer” and a related internet domain. While the Medtainer is patented, similar products are being manufactured and sold, and the Company has not determined whether these products conflict with the Medtainer patents; however, if it determines that a conflict exists, it takes measures to enforce its patents. The Company does not know to what extent these products have affected its business.

The Company may license the Medtainer patents and trademark to, and future patents, trademarks, trade secrets and similar proprietary rights to and from, third parties.

The Company employs various methods, including confidentiality and nondisclosure agreements with third parties, employees and consultants, to protect its trade secrets and know-how. As it develops new products, the Company will rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect its proprietary rights. The Company cannot presently ascertain the extent to which other intellectual property that it may develop, or license will be important to it.

Our ability to compete effectively depends in part on our rights to trademarks, patents and other intellectual property rights we own or license. We have not sought to register every one of our trademarks, patents and other intellectual property in every country in which we sell Medtainers. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights, we may not receive the same protection in other countries as we would in the United States with respect to our patents and trademarks. Litigation may be necessary to enforce our intellectual property and proprietary rights and protect our proprietary information or to defend against claims by third parties that our products or services infringe, misappropriate or otherwise violate their intellectual property or proprietary rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources.

We may need to obtain licenses to patents and other intellectual property and proprietary rights held by third parties to develop, manufacture and market our products, if, for example, we seek to develop our products, in conjunction with any patented technology. If we are unable to timely obtain these licenses on commercially reasonable terms (or at all) and maintain these licenses, our ability to commercially market our products may be inhibited or prevented.

Employees

Before the Covid-19 pandemic, the Company had, in addition to its two executive officers, nine sales personnel, three administrative personnel and four print technicians and warehouse personnel in connection with its Medtainer business. Due to the pandemic, the Company reduced its employees, in addition to its two executive officers, to one print technician and three sales personnel. The Company does not expect to increase staffing for its Medtainer business in the foreseeable future. The Company sells GrowPods through independent contractors who receive commissions based on sales. The Company believes that it needs to offer competitive salaries and incentives to attract and retain personnel who will enable it to expand its business and provide internal services. While it is exploring ways of doing so, its ability to offer attractive compensation is dependent upon its attaining profitability.

Competition

The Company operates in highly competitive industries. There are numerous manufacturers, distributors and resellers of small containers, which include metal, glass, resin, plastic, paper and other packaging materials, while the Company believes that there are about 20 manufacturers, distributors and resellers of container-based hydroponic systems. These competitors are of varying sizes and include Freight Farms, Inc., Micro Lab Farms, Vertical Harvest LLC Freight Farms, Inc. and Greentech Agro LLC with respect to GrowPods; and national and local distributors and manufacturers of hydroponic equipment, nutrients and growing media, such as Maxigrow Ltd., Hydrotek Hydroponics Ltd., Hydrofarm Holdings Group, Inc., The Scotts Miracle-Gro Company and Wholesale Hydroponic Supplies. We also face competition from smaller regional competitors who operate in many of the areas where we compete. Most of the Company’s existing and potential competitors have greater brand name recognition and their products may enjoy greater market acceptance among its potential customers. In addition, many of these competitors have significantly greater financial, technical, sales, marketing, distribution, service and other resources than does the Company and may be more able to adapt quickly to customers’ changing demands and changes in technology, to enhance existing products, to develop and introduce new products and new production technologies and to respond timely changing market conditions and customer demands. If the Company is not able to compete successfully in the face of its competitors’ advantages, its ability to gain market share or market acceptance for its products could be limited, its revenues and profit margins could suffer and it might never become profitable. Additionally, if demand for our products continues to increase due to the growth of the cannabis and industrial hemp industries, new competitors may enter the market. The Company believes that the barriers to entry to distributing products similar to those that it resells and to their manufacture are relatively low.

Competitive factors for the products that we market are product quality, brand awareness, product performance, value, reputation, price and advertising. The Company believes that it currently competes effectively with respect to each of these factors.

Government Regulation

The Company’s GrowPod business is affected by laws and regulations relating to cannabis, as set forth in Item 1A, Risk Factors. The Company sells products that may be used for cannabis-related purposes. While there is no national governmental regulation relating to the sale of hydroponics equipment, certain products included in our growing media and nutrients product line are subject to certain registration requirements with some U.S. state regulators and federal regulations. The Company intends to obtain the requisite licenses to sell these where required. Its products include growth media and nutrients that contain ingredients that are subject to regulation by various agencies in some jurisdictions. A decision by a regulatory agency to significantly restrict the use of such products could have an adverse impact on firms from which the Company purchases these products and on the end-users of these products, and as a result, limit its ability to sell them.

The Food and Drug Administration (the “FDA”) regulates the material content of Medtainers, including the medical-grade polypropylene resin used in their manufacture, pursuant to the Federal Food, Drug and Cosmetic Act, and the Consumer Product Safety Commission (the “CPSC”) regulates certain aspects of these products pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. The FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which the Company sells or intends to sell its products. In addition, certain state laws restrict the sale of packaging with certain levels of heavy metals and impose fines and penalties for noncompliance. Although FDA-approved resins and pigments are used in its products that directly contact food and drugs and the Company believes that Medtainer products are in material compliance with all applicable regulatory requirements (although the Company is not required to submit these or any other products to the FDA or the CPSC for review), the Company is subject to the risk that these products could be found not to be compliant with these and/or other requirements. A recall of any of these products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on the Company.

The Company and its expenditures, earnings and competitive position have not been materially affected by compliance with the above or other governmental regulations, including those relating to climate change. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Climate Change.

The Company believes that it is in compliance with all material government regulations.

Cybersecurity

The Company does not believe that it is subject to material cybersecurity risks and does not expect to incur material costs in connection with cybersecurity. The Company does not believe that it has been the object of any cyberattack.

Information About Our Executive Officers

The names and ages of the Company’s executive officers and their positions with the Company are as follows:

Name (Age)	Present Position (Effective Date)	Positions Held During Past Five Years (Effective Date)
Douglas Heldoorn (54)	Chairman of the Board and CEO (2020); Director (2014)	President and COO (2014); Director (2014)
Jeffory A. Carlson (49)	Chief Financial Officer and Treasurer (2020)	Director (July 19 – October 9, 2020); Controller (2014)

There are no family relationships between any of the officers named above and there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he was selected as an officer. The board of directors elected each of the officers named above to hold office until his successor is elected and qualified or until his earlier resignation or removal.

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

If the Company cannot raise capital, it may have to curtail its operations or could fail.

As described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, the Company requires substantial additional capital for its existing operations and would require a greater amount if the GP Acquisition were consummated. In the event that it cannot raise such capital, it may have to curtail its operations or it could fail.

The Company’s business, financial condition, results of operations and liquidity may be substantially and adversely affected by the Covid-19 pandemic.

Due to the Company’s measures to reduce operating expenses, principally payroll costs, the COVID-19 pandemic did not have a material impact on its results of operations in 2020, 2021 and the first quarter of 2022. Nevertheless, the federal and local governmental restrictions that were implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement and gathering of people, affected the Company during these periods. During these periods, the cost-saving actions that the Company took to address and mitigate the effects of COVID-19 among other things reduced its ability to market its products at trade shows, led to disruptions in its business, reduced its ability to grow, resulted in the termination of many employees and increased the workload for the employees that were retained. These measures may have affected the ability of the Company to raise capital and may have created risks to the effectiveness of the Company’s internal controls. Although many restrictions are being lifted or decreased, remaining restrictions may continue to affect the Company. The Company has resumed normal operations and expects to operate normally as long as infections continue to remain at their current level. If, however, the pandemic were to intensify, the risks to which the Company is subject, including, but not limited to, those arising because of its inability to raise capital, the ability of its customers to pay the Company on a timely basis or at all and the execution of its strategy, could increase.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Impact of the Covid-19 Pandemic for further information.

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

Because cannabis is illegal under federal law, certain of our customers and suppliers involved in the cannabis business (collectively, “Cannabis Industry Participants) and we are subject to a number of risks. If any of the events described below in connection with these risks were to occur, our business, results of operations and financial condition could be materially and adversely affected. We do not believe that we are a Cannabis Industry Participant.

While we are not engaged in the cultivation or sale of cannabis, we sell our products to persons who may be Cannabis Industry Participants. Accordingly, laws and regulations governing the cultivation, sale and possession of cannabis and related products could affect our business. Such laws and regulations have been enacted on both the state and federal government levels and are subject to change. New laws and regulations and enforcement actions by state and federal authorities could indirectly reduce demand for our products and could materially and adversely affect our business, results of operations and financial condition.

State laws permitting the cultivation, possession, and of cannabis for adult and medical uses conflict with federal laws that prohibit such activities for any purpose. Many states have legalized or decriminalized the cultivation, use and possession of cannabis for adult use, while other states have enacted legislation specifically permitting the cultivation, use and possession of cannabis for medicinal purposes only If cannabis were to become legal under federal law, its cultivation, use and possession could be regulated by the FDA and the DEA (which now licenses cannabis research and drugs containing active ingredients derived from cannabis) or other federal agencies, either exclusively or in addition to state authorities.

Federal and state laws and regulations affecting the U.S. cannabis industry, which are broad in scope and subject to evolving interpretations, are continually changing, and these changes could adversely affect our growth, revenues, results of operations and success generally. As a result, users of our products and certain of our suppliers could incur substantial costs associated with compliance, which could in turn materially and adversely affect our business, results of operations and financial condition. In addition, violations of these laws by these users and suppliers, or allegations of such violations, could have a like effect. Demand for our products may be negatively impacted, depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions develop. We cannot predict the nature of such developments or the effect, if any, that they could have on our business, results of operations and financial condition.

Other laws that could affect us directly, if, contrary to our belief, we were found to be a Cannabis Industry Participant, or indirectly through Cannabis Industry Participants with whom we do business, include:

●	Under federal law and the laws of some states, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term “drug paraphernalia” includes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether the Company’s products are drug paraphernalia is its national and local advertising concerning their use. The Company is aware that its products may be used for the above purposes and believes that some of its customers may so use them; however, it does not believe that any of its products were designed or are intended for cannabis-related purposes or that any of its products are drug paraphernalia. The Company and its officers could be subject to prosecution by federal and state authorities if they were to determine otherwise. Such prosecution could have an immediate and materially adverse effect on the Company.

●	Businesses trafficking in cannabis may not take federal tax deductions for costs beyond costs of goods sold. We cannot predict how the federal government may treat cannabis business from a taxation standpoint in the future.

●	Because the cultivation, sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property and proprietary rights, particularly with respect to obtaining and enforcing patents and trademarks.

●	Cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act.

●	Some courts have ruled that the federal bankruptcy courts cannot provide relief for parties who engage in the cannabis business. Such rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity or that courts cannot ask a bankruptcy trustee to take possession of and distribute cannabis assets as such action would violate the Controlled Substances Act.

●	Since cannabis is illegal under federal law, many banks do not accept funds from businesses involved in the cannabis industry. Consequently, because some banks have believed that we are involved in the cannabis industry, we have had, and could continue to have, difficulty finding banks willing to accept or continue our business. Under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which includes any transaction associated with the cannabis business. These reports must be filed even though the business is operating legitimately under state law. On February 14, 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memo”) providing guidance respecting Bank-Secrecy-Act-compliant ways for financial institutions to service state-sanctioned cannabis businesses. The FinCEN Memo refers to supplementary guidance that was issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the Controlled Substances Act and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous (the “Cole Memorandum”). Although the Cole Memorandum has been rescinded, the FinCEN Memo remains in place, but if it were rescinded, it would be more difficult for Cannabis Industry Participants – and for us, if we were determined to be a Cannabis Industry Participant – to access the U.S. banking systems and conduct financial transactions, which would adversely affect our operations.

●	Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by the Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued administered or enforced by governmental authorities in the United States.

●	Insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult to find and more expensive to the extent that a company is deemed to operate in the cannabis industry.

We believe that most US. attorneys are not prioritizing the prosecution of cannabis-related offenses and medical cannabis is currently protected against enforcement by enacted legislation, which, if true, lowers, but does not eliminate, our cannabis-related risk. However, changes in the federal approach to enforcement could negatively affect the industry, potentially ending it entirely or causing significant direct or indirect financial damage to us. The legal uncertainty and possible future changes in law could negatively and substantially affect our business, results of operations and financial condition.

Violations of laws relating to cannabis could result in significant fines, penalties, administrative sanctions, convictions or settlements, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture, arising from civil proceedings or criminal charges. This could have a material and materially adverse effect on our business, including our reputation and ability to conduct business, the listing or quotation of our securities on stock exchanges and quotation services, the settlement of trades of our securities, our ability to obtain banking services, our financial position, operating results, profitability or liquidity or the market price of our publicly traded shares. It is difficult for us to estimate the time, expenditures and resources that would be required in the event of such a proceeding.

We may encounter difficulty in marketing and selling GrowPods and related products.

The Company began selling GrowPods and related products in 2021, and may not be able to hire, manage and retain the staff, or develop the skills and capacity necessary to do so or raise the capital necessary to market and sell them.

Item 1B. Unresolved Staff Comments.

The Company is not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 promulgated under the Exchange Act, or a well-known seasoned issuer, as defined in Rule 405 promulgated under the Securities Act and is not required to provide information under this item. However, there are no unresolved staff comments.

Item 2. Properties.

The Company’s headquarters is located at 1620 Commerce St., Corona, California. Its wholly owned subsidiary, Med X Technologies Inc. (“Med X”), subleases this property from an entity owned by one of the Company’s officers and directors. For further information regarding this and prior subleases, see Item 13, Certain Relationships and Related Transactions, and Director Independence – Real Property Lease.

The Company leases premises of 6,000 square feet, which it uses as a showroom, at 579 N. 151st East Ave, Tulsa, Oklahoma, at a monthly rental of $5,500. The Company is obligated to pay all taxes, insurance, operating expenses, repairs and certain maintenance costs and utilities. The lease had a 1-year term that expired on March 31, 2022, and was renewable for a 1-year term at the same rent. On April 1, 2022, the lease was amended such that the term will expire on March 31, 2023.

The Company believes that its properties are suitable and adequate for its purposes.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Common Stock is quoted on OTC Link under the trading symbol ACTX; until October 8, 2020, it was quoted under the trading symbol MDTR.

The following table reflects the high and low closing bid information for the Common Stock for each quarter during the years ended December 31, 2021, and December 31, 2020, and during the year ending December 31, 2022, up to April 13, 2022. The bid information was obtained from OTC Markets Group Inc. and reflects prices between dealers, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended	Closing Bid High	Closing Bid Low
Year Ending December 31, 2022
June 30, 2021 (through April 13, 2022)	$0.80	$0.77
March 31, 2022	$1.40	$0.70
Year Ended December 31, 2021
December 31, 2021	$1.85	$0.66
September 30, 2021	$2.65	$0.76
June 30, 2021	$4.75	$3.75
March 31, 2021	$6.03	$2.26
Year Ended December 31, 2020
December 31, 2020	$2.93	$1.24
September 30, 2020	$3.30	$1.77
June 30, 2020	$4.78	$3.54
March 31, 2020	$12.39	$2.36

Prices in the above table have been adjusted to reflect the 1-for-59 stock combinations that occurred on October 8, 2020.

On April 13, 2022, the closing price for the Common Stock was $0.76.

As of April 13, 2022, there were 506 holders of record of Common Stock.

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

On June 24, 2020, the Company issued 1,000,000 shares of Series A Preferred to Douglas P. Heldoorn, its chief executive officer and a director, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(c) promulgated thereunder. For further information, see Item 10, Employment Agreement – Douglas P. Heldoorn.

On October 9, 2020, the Company issued 50,000,000 shares of Common Stock to the shareholders of ACT, in exchange for all of their shares of the capital stock of ACT, pursuant to the Exchange Agreement, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506 promulgated thereunder.

On January 1, 2021, the Company issued 120,000 shares of Common Stock to Eric Horton, one of the Company’s directors, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(c) promulgated thereunder. For further information, see Item 10, Director Compensation.

During the year ended December 31, 2021, the Company issued 485,000 additional shares of Common Stock to 8 unrelated persons for the aggregate purchase price of $615,000, without registration under the Securities Act, in reliance on such exemptions.

Between January 1, 2022, and April 15, 2022, the Company issued 280,001 shares of Common Stock to 4 unrelated persons for the aggregate purchase price of $210,000, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(c) promulgated thereunder.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial information discussed below is derived from the Company’s audited consolidated financial statements at December 31, 2021, which were prepared and presented in accordance with generally accepted accounting principles (“GAAP”). This financial information is only a summary and should be read in conjunction with the audited financial statements and related notes contained herein, which more fully present the Company’s financial condition and results of operations at that date. The results set forth in these consolidated financial statements are not necessarily indicative of the Company’s future performance. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from the results discussed in forward-looking statements.

Overview

As indicated in Note 3 of the Notes to Consolidated Financial Statements set forth in Item 8, Financial Statements and Supplementary Data, there is substantial doubt as to the ability of the Company to continue as a going concern. The Company has generated material operating losses since inception and its ability to continue as a going concern depends on the successful execution of its operating plan, which includes increasing sales of existing products – and in particular GrowPods and related products – while introducing additional products and services, controlling cost of goods sold and operation expenses, negotiating extensions of existing loans, and raising either debt or equity financing.

The Company needs a substantial amount of additional capital to fund its business, including expansion of its operations, and for repayment of its debts. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs and the Company may need to take measures to remain a going concern. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted, or it could be forced to terminate operating.

Impact of the Covid-19 Pandemic

The Covid-19 pandemic, its disruption of the Company’s business and its effect on the economy generally have not adversely impacted the Company, due principally to its cost-saving measures. See Item 1A, Risk Factors – The Company’s business, financial condition, results of operations and liquidity may be substantially and adversely affected by this pandemic for a detailed discussion of matters relating to this pandemic.

Also, in connection with the pandemic:

●	The Company’s chief executive officer has waived current payment of his salary since June 1, 2020; however, the Company is accruing it and is obligated to pay the deferred amount, which was $276,250 as of December 31, 2021, at some future time.

●	In addition, the Company is deferring employer payroll taxes, as permitted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

●	The Company has purchased from Polymation fewer Medtainers than required under the Production Contract; while doing so has enabled the Company to preserve cash by reducing expenses, it also subjects it to claims for breach of that agreement.

●

On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the CARES Act and pursuant to all regulations and guidance promulgated or provided by the Small Business Administration and other Federal agencies that are now or may become applicable to the loan (the Cares Loan”). The loan bore interest at the rate of 1% per annum and, as provided in the CARES Act, no interest was accrued during the first 6 months after the loan amount was disbursed. On August 5, 2021, this note was fully forgiven.

The Company believes that, owing to the effect of the pandemic on its customers, receivables have been and may continue to be collected more slowly than prescribed by their payment terms and some may prove to be uncollectible.

The Company tested intellectual property and goodwill for impairment in preparing its financial statements for the year ended December 31, 2021, and determined that no adjustment was required.

Results of Operations

Comparison of the Years Ended December 31, 2021, and December 31, 2020

The following table sets forth information from the consolidated statements of operations for the years ended December 31, 2021, and December 31, 2020.

	Year Ended December 31,
	2021	2020
Revenues	$5,349,012	$2,227,668
Cost of goods sold	4,243,053	1,205,965
Gross profit	1,105,959	1,021,703

Total operating expenses	2,060,657	1,570,935

Loss from operations	(954,698)	(549,232)

Non-operating income (expense):
EIDL grant	–	10,000
Forgiveness of PPP Loan and interest	138,567	–
Interest	(28,925)	(39,799)
Total non-operating income ( expense), net	109,642	(29,799)

Loss before income tax	(845,056)	(579,031)

Income tax provision	–	–

Net loss	$(845,056)	$(579,031)

Revenues and Cost of Goods Sold

Revenues for the year ended December 31, 2021, were $5,349,012, from which the Company earned a gross profit of $1,105,959, or 20% of sales. Revenues for the year ended December 31, 2020, were $2,227,668, from which the Company earned a gross profit of $1,021,703, or 45.9% of sales. The increase in revenues was primarily due to a $3,002,000 increase in revenues from sales of GrowPods (which the Company did not sell prior to January 1, 2021) and a $270,421 increase in revenues of lighters. The increase in revenues was partially offset by a decrease of $194,969 in humidity pack inserts and a $155,730 decrease in Medtainer sales. The increase in cost of goods sold was primarily due to a $2,876,530 increase in the cost of GrowPods (which the Company did not sell prior to January 1, 2021). Overall, gross profit declined from 45.9% in the year ended December 31, 2020, to 20.0% in 2021, because, in the later year, gross profit for GrowPods and related products (which were first sold in 2021) was 5%, based upon revenues of $3,002,000, while operating profit for Medtainers and related products and services was 41%, based upon revenues of $2,347,012.

Operating Expenses

Operating expenses for the years ended December 31, 2021, and December 31, 2020, were as follows:

	Year Ended December 31,
	2021	2020
Advertising and marketing	$74,762	$13,961
Bad debt	283	33,511
Depreciation and amortization	278,082	139,580
Professional fees	201,063	202,251
Share-based compensation	270,000	298,076
Payroll	899,770	646,870
General and administrative	336,697	236,686
Total	$2,060,657	$1,570,935

Operating expenses for the years ended December 31, 2021, and December 31, 2020, were $2,060,657 and $1,570,935, respectively. The difference of $489,722 was mainly attributable to a $252,900 increase in payroll driven by increase in payroll for ACT. The $138,502 increase in depreciation and amortization was attributable to a full fiscal year amortization of the GP Distribution Agreement. General and administrative expenses increased by $100,011 mainly attributable to a $55,000 rent expense for the Oklahoma location. The increase in operating expenses was partially offset by a $33,228 decrease in bad debt and a $28,076 decrease in share-based compensation.

Loss from Operations

Loss from operations increased from $549,232 for the year ended December 31, 2020, to $954,698 for the year ended December 31, 2021, due to an increase of $405,466 in operating expenses, which is discussed above.

Interest

Interest incurred in the years ended December 31, 2021, and December 31, 2020, was $28,925 and $39,799, respectively.

Net Loss

Net loss increased from $579,031 for the year ended December 31, 2020, to $845,056 for the year ended December 31, 2021, due principally to the increase in operating expenses that is discussed above.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $59,367 in cash and $229,941 in accounts receivable. During the year ended December 31, 2021, the Company borrowed $190,986 from, and repaid $178,568 to, one of its officers. For further information, see Note 11 of the Notes to Consolidated Financial Statements set forth in Item 8, Financial Statements and Supplementary Data.

On March 31, 2022, the Company had $103,638 in cash and $207,666 in accounts receivable, which is insufficient for it to meet its current obligations.

The numbers of items of the Company’s products sold for 2021, 2020 and 2019 were approximately as follows:

	Year Ended December 31,
	2021	2020	2019
GrowPods and related items	40	–	–
Medtainers	228,000	272,000	339,000
Humidity control packs	490,000	952,000	443,000
Other products	429,000	234,000	134,815

As of December 31, 2021, the Company had inventory of approximately 118,000 Medtainer units and approximately 218,000 units of other products and inventory of $125,000 GrowPods and related products.

In addition to the Cares Loan, the Company received $210,000 from sales of shares of Common Stock to private investors during the year ended December 31, 2020, and received $615,000 from sales of Common Stock to private investors during 2021; it has received $210,000 from such sales in 2022. The Company believes that it will require approximately $765,000 in additional funding for the next 12 months, including approximately $600,000 to repay loans and interest that are past due, assuming that the Company’s operating loss remains at the same level and that it does not acquire the assets of GP, as it announced it may do on February 28, 2022; if it does consummate this acquisition, the Company believes that it would require approximately $2,300,000 in additional funding for the next 12 months, owing to increased expenses associated with operating and integrating the acquired business. The Company is seeking extensions of its overdue loans, and if it is successful in doing so, the amount of such funding will be reduced, but no assurance can be given as to the extent to which it will be successful. The Company plans to fund its activities principally through the sale of debt or equity securities to private investors. There is no assurance that such funding will be available on acceptable terms or available at all. If the Company is unable to raise sufficient funds when required or on acceptable terms, it may have to reduce its operations significantly or discontinue them. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

The Company had no material commitments for capital expenditures as of December 31, 2021, or as of the date of this report.

The Company intends to devote its manpower and capital resources to increasing revenues while working to reduce the cost of goods sold and operating expenses. Doing so depends on the successful execution of its operating plan, which includes increasing sales of existing products, introducing additional products and services, controlling cost of goods sold and operating expenses, negotiating extensions of existing loans, raising either debt or equity financing and, if the GP Acquisition were consummated, integrating the related business into the Company.

Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Risks and Uncertainties

See Item 1A, Risk Factors, for information as to certain significant risks. Also, the Company may be affected by inflation, increasing energy costs, increasing transportation costs and increasing rates of interest to an extent that management cannot predict.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, is carried on a historical cost basis, which approximates their fair value because of the short-term nature of these instruments. The carrying amounts of the Company’s short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Goodwill and Intangible Asset Impairment

Goodwill and intangible assets that have indefinite useful lives are not amortized, but are evaluated for impairment annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company records intangible assets at fair value when they are acquired and they are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the indefinite lived intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recorded in the consolidated statements of operation in an amount equal to that excess. The Company amortizes its intangible assets that have finite lives using either the straight-line method or based upon estimated future cash flows to approximate the pattern in which the economic benefit of the assets will be utilized. Amortization is recorded over estimated useful lives ranging from 5 to 20 years.

Significant judgment is required in evaluating whether an intangible asset has an indefinite useful life and in testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions.

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down its carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company also evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These changes include but are not limited to significant adverse changes in the business climate, market conditions, or other events, including the Covid-19 pandemic, that indicate an asset’s carrying amount may not be recoverable. The recoverability of these assets is measured by comparing the carrying amount of each asset with the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test of recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

Pursuant to ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), the Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter of each fiscal year or more often if circumstances indicate that goodwill may not be recoverable. The Company has conducted annual impairment tests of goodwill during the fourth quarter of each year, commencing in the year ended December 31, 2018, in which year it first acquired intangible assets. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company operates as a single operating unit and consequently evaluates goodwill for impairment based upon an evaluation of the fair value of the Company as a whole. The estimation of fair value requires significant judgment. The goodwill recorded in the consolidated balance sheets at December 31, 2021, and December 31, 2020, was $1,020,314. Goodwill was due entirely to the Company’s acquisition of intangible property relating to Medtainers in 2018. Various future events, including changes in demand for the Company’s products and the Covid-19 pandemic, could result in an impairment of goodwill. Any adjustments resulting from an impairment test will be reflected in operating income in the Company’s consolidated financial statements.

The fair value of acquired technology and patents, as well as acquired technology that the Company may develop, is determined at their acquisition date primarily using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost-of-capital analysis and then adjusted to reflect risks inherent in the development life cycle as appropriate. Any loss resulting from an impairment test will be reflected in operating income in the Company’s consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

There was no impairment of intangible assets, long-lived assets or goodwill during the years ended December 31, 2021, and December 31, 2020.

Revenue Recognition

Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that it expects to receive for them.

Under ASU No. 2014-09, as amended, the Company recognizes revenues when a customer obtains control of promised goods or services, or when they are shipped to a customer, in an amount that reflects the consideration that it expects to receive in exchange for them. The Company recognizes revenues following a five-step model: (a) it identifies contract(s) with a customer; (b) it identifies the performance obligations in the contract; (c) it determines the transaction price; (d) it allocates the transaction price to the performance obligations in the contract; and (e) it recognizes revenues when (or as) it satisfies its performance obligation.

Revenues from product sales are recognized when a customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have been recognized is one year or less or the amount is immaterial.

Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Accounting for Income Taxes, under which the Company is required to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that it were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to that asset would be charged to income in the period in which such determination was made. In the year ended December 31, 2021, the Company recorded a deferred tax liability related to intangible assets that are amortized under GAAP but are not deductible for tax purposes. The remaining change in valuation allowance is attributable to the decrease in the valuation allowance on other tax assets not generated through the year ended December 31, 2021. The Company believes that it is more likely than not that these tax assets will not be realized. Based on annual evaluations of tax positions, the Company believes that it has appropriately filed its tax returns and accrued for possible exposures. As part of the process of preparing the Company’s consolidated financial statements, it is required to estimate its income tax provision or benefit in each of the jurisdictions in which it operates. This process involves estimating current income tax provision or benefit, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences have resulted in deferred tax assets and liabilities, which are included in the consolidated balance sheets.

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

Smaller Growth Company

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As such, we may take advantage of certain of the scaled disclosures available to smaller reporting companies as long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation; and, as long as we remain a smaller reporting company with less than $100 million in annual revenue, we will not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Climate Change

The Company’s business, financial condition, and results of operations have not been materially impacted by federal and state legislation and regulation and international accords regarding climate change, but it cannot predict how they may be impacted in the future. The Company has had no material past capital expenditures for climate-related projects and, unless there are regulatory changes, does not expect to incur them in the future.

Long-Term Obligations

The Company has no long-term obligation that it expects to have a material impact on its liquidity or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and is not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Advanced Container Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Container Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment Assessment for Goodwill and Intangible Assets – Refer to Notes 2 & 4 to the Consolidated Financial Statements

Critical Audit Matter Description

As reflected in the Company’s consolidated financial statements at December 31, 2021, the Company’s goodwill was $1,020,314 and net intangible assets were $1,923,130. As disclosed in Notes 2 and 4 to the consolidated financial statements, goodwill and intangible assets are tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment. As a result of these assessments, the Company concluded that there was no impairment to goodwill or the Company’s intangible assets during the year ended December 31, 2021. Auditing management’s impairment tests of goodwill and intangible assets was complex and highly judgmental due to the significant measurement uncertainty used by management in their impairment assessments. These assumptions are affected by the expected future market or economic conditions, including the impact of COVID-19.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding of the relevant controls over the Company’s goodwill and intangible assets and management’s process to assess impairment.

To test the fair values of the goodwill and intangible assets, our audit procedures included testing the reasonableness of significant assumptions and underlying data used by the Company in their qualitative impairment assessments. This assessment included consideration that current year losses were not indicative of future expected results and that future results were not expected to produce continuing losses. Furthermore, we compared the consolidated carrying value of the Company to overall market capitalization of the Company, noting that the market capitalization exceeded the consolidated carrying value of the Company. Management determined no indicators of impairment on the Company’s existing goodwill and net intangible assets as of the December 31, 2021 evaluation date based on their qualitative assessments and we concurred with such conclusion.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

April 15, 2022

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$59,367	$333,368
Accounts receivable	229,941	130,104
Inventories	438,333	105,591
Prepaid expenses	17,663	1,338
Prepaid inventories	279,625	490,000
TOTAL CURRENT ASSETS	1,024,929	1,060,401
Property and equipment, net of accumulated depreciation of $162,018 and $142,762, respectively	47,721	52,981
Intangible assets, net of accumulated amortization of $508,870 and $248,062, respectively	1,923,130	2,183,938
Goodwill	1,020,314	1,020,314
Security deposits	8,699	8,699
TOTAL ASSETS	$4,024,793	$4,326,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$458,495	$322,542
Accrued interest	88,461	113,008
Payroll liabilities	501,395	213,708
Customer deposits	361,230	754,345
Convertible notes	81,172	81,172
Notes payable	287,487	401,254
Loan payable – stockholder	320,411	383,152
TOTAL CURRENT LIABILITIES	2,098,651	2,269,181

LONG-TERM LIABILITIES:
Payroll Protection Program note	–	36,234
Notes payable – unrelated parties	–	47,687
Loan payable – stockholder	–	87,033
TOTAL LONG-TERM LIABILITIES:	–	170,954
TOTAL LIABILITIES	2,098,651	2,440,135

Commitments and contingencies (Notes 3, 6, 10, 11 and 13)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001 per share, issuable in series, 10,000,000 shares authorized; 1,000,000 shares designated Series A Convertible Preferred stock issued and outstanding	10	10
Common Stock, par value $0.00001 per share: 100,000,000 shares authorized: 51,621,524 and 51,016,524 shares issued and outstanding at December 31, 2021, December 31, 2020, respectively	516	510
Additional paid-in capital	8,285,066	7,400,072
Accumulated deficit	(6,359,450)	(5,514,394)
TOTAL STOCKHOLDERS’ EQUITY	1,926,142	1,886,198
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,024,793	$4,326,333

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
Revenues	$5,349,012	$2,227,668

Cost of goods sold	4,243,053	1,205,965

Gross profit	1,105,959	1,021,703

Operating expenses:
Advertising and marketing	74,762	13,961
Bad debt	283	33,511
Depreciation and amortization	278,082	139,580
Professional fees	201,063	202,251
Share-based compensation	270,000	298,076
Payroll	899,770	646,870
General and administrative	336,697	236,686
Total operating expenses	2,060,657	1,570,935

Operating loss	(954,698)	(549,232)

Non-operating income (expense)
EIDL grant	–	10,000
Forgiveness of Payroll Protection Program SBA loan and interest	138,567
Interest	(28,925)	(39,799)
Total non-operating income (expense), net	109,642	(29,799)

Loss before income taxes	(845,056)	(579,031)

Income tax provision	–	–

Net loss	$(845,056)	$(579,031)

Basic and diluted loss per common share	$(0.02)	$(0.05)

Basic and diluted weighted average common shares outstanding	51,621,524	12,246,718

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(845,056)	$(579,031)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation	21,260	22,299
Share-based compensation	270,000	298,076
Amortization	260,808	121,740
Forgiveness of Payroll Protection Program SBA loan and interest	(138,567)	–
Bad debt	(283)	33,511
Decrease (increase) in operating assets:
Accounts receivable	(99,554)	(54,779)
Inventories	(332,742)	(20,376)
Prepaid expenses	(16,325)	7,629
Prepaid inventories	210,375	(490,000)
Payment of security deposits	–	(1,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	135,953	87,907
Accrued interest	(24,547)	(29,456)
Payroll liabilities	287,687	51,299
Customer deposits	(393,115)	657,035
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(664,106)	104,854

INVESTING ACTIVITIES
Acquisition of property and equipment	(16,000)	(40,000)
NET CASH USED IN INVESTING ACTIVITIES	(16,000)	(40,000)

FINANCING ACTIVITIES:
Repayment of debt	(221,314)	(26,474)
Proceeds from issuance of common stock	615,000	210,000
Proceeds from paycheck protection program	–	137,690
Proceeds from stockholder loan	190,987	195,478
Repayment of stockholder loan	(178,568)	(352,455)
Cash acquired in exchange transaction	–	86,293
NET CASH PROVIDED BY FINANCING ACTIVITIES	406,105	250,532

(DECREASE) INCREASE IN CASH	(274,001)	315,386

CASH – BEGINNING OF PERIOD	333,368	17,982

CASH – END OF PERIOD	$59,367	$333,368

Supplemental disclosures of cash flow information:
Interest paid	$53,771	$34,357
Non-cash financing activities
Common stock issued for the acquisition of intangible assets	$–	$900,000

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES – January 1, 2020	–	$–	961,034	$10	$5,906,213	$(4,935,363)	$970,860

Common stock issued upon acquisition of intangible asset	–	–	50,000,000	500	985,793	–	986,293

Share-based compensation	–	–	5,085	–	298,076	–	298,076

Issuance of common stock in private placement	–	–	348,983	3	209,997	–	210,000

Replace shares retired with issuance of Series A Preferred Stock in exchange for common stock	1,000,000	10	(305,085)	(3)	(7)	–	–

Adjustment for fractional shares issued	–	–	6,507	–	–	–	–

Net loss	–	–	–	–	–	(579,031)	(579,031)

BALANCES – December 31, 2020	1,000,000	$10	51,016,524	$510	$7,400,072	$(5,514,394)	$1,886,198

Issuance of common stock in private placements	–	–	485,000	5	614,995	–	615,000

Common Stock issued under director’s agreement	–	–	120,000	1	269,999	–	270,000

Net loss	–	–	–	–	–	(845,056)	(845,056)

BALANCES – December 31, 2021	1,000,000	$10	51,621,524	$516	$8,285,066	$(6,359,450)	$1,926,142

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

Notes to Consolidated Financial Statements

December 31, 2021

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

On October 9, 2020, the Company acquired all of the outstanding shares of Advanced Container Technologies, Inc., a California corporation (“ACT”), from its shareholders pursuant to an Exchange Agreement, dated August 14, 2020, and amended on September 9, 2020 (the “Exchange Agreement”), in exchange for 50,000,000 shares of the Company’s common stock (“Common Stock”). This exchange resulted in ACT’s becoming the wholly owned subsidiary of the Company. In connection with this exchange, the Company acquired a Distributorship Agreement, dated August 6, 2020, by and between ACT and GP (the “Distributorship Agreement”), under which ACT has the exclusive right to purchase GrowPods and related products from GP at prices to be agreed to from time to time and to sell and distribute them within the United States and its territories for an initial term that will expire on December 31, 2025. ACT may renew the Distributorship Agreement indefinitely as long as it purchases the lesser of (i) 100 GrowPods or (ii) GP’s total output of GrowPods in the last calendar year of any term.

On August 27, 2020, the Company incorporated Med X Technologies Inc. (“Med X”) in the State of California, and acquired all of its shares, such that it is the Company’s wholly owned subsidiary. The Company intends to transfer the assets used in its Medtainer and printing businesses to Med X, after which, it will conduct all of its operations through Med X and ACT.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of 3 months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2021, or December 31, 2020.

Accounts Receivable

Included in accounts receivable on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based on experience and the judgment of management, there was no allowance for doubtful accounts at December 31, 2021, and December 31, 2020.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. For furniture and fixtures, the useful life is 7 years. Machinery, equipment, and computers are depreciated over the useful life of 3 to 7 years. Leasehold improvements are depreciated over 2 years and were fully depreciated as of December 31, 2021. Expenditures for additions and improvements are capitalized and expenditures for repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company records intangible assets at fair value when they are acquired and they are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the indefinite lived intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recorded in the consolidated statements of operations in an amount equal to that excess. The Company amortizes its intangible assets that have finite lives using either the straight-line method or based upon estimated future cash flows to approximate the pattern in which the economic benefit of the assets will be utilized. Amortization is recorded over estimated useful lives ranging from 5 to 20 years. The Company records intangible assets at fair value, estimated using a discounted-cash-flow approach. The

The Company reviews intangible assets subject to amortization at least annually to determine whether any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent than quarterly impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down the carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize its remaining carrying value prospectively over its revised remaining useful life. The Company has conducted its annual impairment test of goodwill during the fourth quarter of each year. The estimation of fair value requires significant judgment. There was no impairment of intangible assets, long-lived assets or goodwill during the years ended December 31, 2021, and December 31, 2020.

Loss resulting from an impairment test will be reflected in operating income in the Company’s consolidated statements of operations. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Revenue Recognition

The Company follows the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that it expects to receive for them.

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

Revenues from product sales are recognized when a customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have been recognized is 1 year or less or the amount is immaterial.

The following table presents the customer deposits payable balance and the significant activity affecting customer deposits during the year ended December 31, 2021:

Balance at December 31, 2020	$754,345
New customer deposits received	2,455,549
Revenue recognized from customer deposits	(2,848,664)
Balance at December 31, 2021	$361,230

Revenue from sales of items sold by the Company for the years ended December 31, 2021, and December 31, 2020, and the percentage of sales of each item to the Company’s total revenues were as follows:

	Year Ended December 31,
	2021		2020
	Revenues	%	Revenues	%
GrowPods and related items	$3,002,000	56	$–	–
Medtainers	1,016,548	19	1,172,278	53
Lighters	453,970	9	183,549	8
Humidity pack inserts	448,702	8	643,671	29
Plastic lighter holders	125,774	2	70,598	3
Shipping charges	100,213	2	64,910	1
Others	90,480	2	19,630	3
Printing	48,999	1	44,409	2
Jars	43,226	1	27,520	1
Mylar bags	19,100	<1	1,103	<1
Total revenues	$5,349,012	100	$2,227,668	100

As of December 31, 2021, the Company’s backlog that it believed to be firm was $661,145, all of which the Company expects to fill during 2022. As of December 31, 2020, its backlog was $754,345, of which $712,518 was filled during 2021, because three customers, whose orders totaled $ $41,827, deferred delivery; these orders remain open and those customers have not withdrawn their deposits.

Share-Based Payments

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions. In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for share-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. Based on its completed analysis, the Company has determined that the adoption of this guidance will not have a material impact on its financial statements. The Company follows FASB guidance related to equity-based payments, which requires that equity-based compensation be accounted for using a fair value method and recognized as expense in the accompanying consolidated statements of operations. Equity-based compensation expense is recognized as compensation expense over the applicable service or vesting period (see Note 8).

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

Level 3 - Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Advertising

Advertising and marketing expenses are charged to operations as incurred. These expenses totaled $74,762 and $13,961 for the years ended December 31, 2021, and December 31, 2020, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes. Under this method, income tax expense is recognized for (a) taxes payable or refundable for the current year and (b) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized.

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

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The diluted loss per share is calculated by dividing the Company’s net loss attributable to common stockholders by the diluted weighted average number of shares outstanding during the year. The potentially dilutive stock options on the Company’s common stock were not considered in the computation of diluted net loss per share as they would be anti-dilutive. No dilutive effective was calculated for the years ended December 31, 2021, and December 31, 2020, as the Company reported a net loss for each period.

Recent accounting pronouncements

The Company follows ASU 2016-02, Leases (Topic 842), which requires recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use asset on a balance sheet for most leases, along with requirements for enhanced disclosures to enable the assessment of the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company and a related party entered into a building lease effective on September 1, 2018, which had a 1-year term that expired on August 31, 2019, was renewed for a 1-year term that expired on August 31, 2020, was renewed for a 1-year term that expired on August 31, 2021, and has been renewed for a 1-year term that expires August 31, 2022, at a monthly rent of $9,791. On March 23, 2021, the Company and an unrelated party entered into a lease of premises in Tulsa, Oklahoma, having a monthly rental of $5,500. The lease has a 1-year term that expired on March 31, 2022, and was renewed for a 1-year term at the same rent. The Company is obligated to pay all taxes, insurance, operating expenses, repairs and certain maintenance costs and utilities. Because each of these leases has a term of 12 months or less and there is no assurance the Company will remain in the building locations after the leases have expired, the Company has concluded that this ASU does not apply to these leases.

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

In December 2019, FASB issued ASU 2019-12, Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 31, 2021, and interim periods within that year. The adoption did not have any material impact on the Company’s consolidated financial statements.

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

Note 3 – Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2021, the Company had a working capital deficit of $1,060,426 and an accumulated deficit of $6,359,450. In addition, the Company has generated operating losses since its inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products and services, introducing additional products and services, controlling operating expenses, negotiating extensions of overdue notes payable and raising either debt or equity financing. There is no assurance that the Company will be able to implement any of these measures.

Note 4 – Intangible Assets and Goodwill

Intangible assets, including patents and patent applications, a trademark and an internet domain related to Medtainer and distribution rights under a Distributorship Agreement dated August 6, 2020, are recorded at cost or estimated fair value at the date of acquisition. Goodwill relates to an Asset Purchase Agreement, amended as of June 8, 2018. The Company tested intellectual property and goodwill for impairment in preparing its financial statements for the year ended December 31, 2021, and determined that no adjustment was required. As of December 31, 2021, and December 31, 2020, there was no impairment of these assets, which are shown in the tables below:

Intangible Assets and Goodwill at December 31, 2021
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
GP distribution agreement	5 years	$900,000	$(220,932)	$679,068
U.S. patents	15 years	435,000	(101,597)	333,403
U.S. patents	15 years	435,000	(97,781)	337,219
Canadian patents	20 years	260,000	(46,095)	213,905
European patents	14 years	30,000	(7,437)	22,563
Molds	15 years	150,000	(35,028)	114,972
Trademark	Indefinite life	220,000	–	220,000
Domain name	Indefinite life	2,000	–	2,000
Intangible totals		$2,832,000	$(508,870)	$1,923,130
Goodwill		$1,020,314	$–	$1,020,314

Intangible Assets and Goodwill at December 31, 2020
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
GP distribution agreement	5 years	$900,000	$(40,932)	$859,068
U.S. patents	15 years	435,000	(73,085)	361,915
U.S. patents	15 years	435,000	(70,337)	364,663
Canadian patents	20 years	260,000	(33,159)	226,841
European patents	14 years	30,000	(5,349)	24,651
Molds	15 years	150,000	(25,200)	124,800
Trademark	Indefinite life	220,000	–	220,000
Domain name	Indefinite life	2,000	–	2,000
Intangible totals		$2,832,000	$(248,062)	$2,183,938
Goodwill		$1,020,314	$–	$1,020,314

Note 5 – Property and Equipment

Property and equipment consisted of:

	December 31,
	2021	2020
Furniture and fixtures	$16,600	$600
Machinery and equipment	149,346	149,346
Leasehold improvements	43,793	43,793
		193,739
Accumulated depreciation	(162,018)	(140,758)
	$47,721	$52,981

Note 6 – Notes Payable

As of December 31, 2021, and December 31, 2020, the Company had the following convertible notes payable and notes payable outstanding:

	December 31, 2021		December 31, 2020
		Accrued		Accrued
	Principal	Interest	Principal	Interest
Convertible Notes Payable
July 2014 $75,000 note, convertible into common stock	$66,172	$36,496	$66,172	$30,329
at $5.00 per share, 10% interest, in default (a)
July 2014 $15,000 note, convertible into Common Stock	15,000	12,625	15,000	10,625
at $5.00 per share, 10% interest, in default (a)
	$81,172	$49,571	$81,172	$40,954
Notes Payable
February 2018 $298,959 note, due February 2019,	$162,274	$889	$282,969	$–
10% interest, in default (b)
August 2015 $75,000 note, with one-time interest	53,020	36,980	64,246	71,356
charge of $75,000, in default (c)
Related party obligation (d)	72,193	–	–	–
May 4, 2020 Paycheck Protection Note (e)	–	–	137,960	698
	287,487	37,869	485,175	72,054
Total	$368,659	$87,440	$566,347	$113,008

(a)	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000 and made payments of $8,828 on them as of December 31 2021. These notes are convertible into shares of the Common Stock at a conversion price of $295 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% annual rate.

(b)	On February 22, 2018, the Company made a promissory note in favor of an unrelated party in the principal amount of $298,959, which comprised the unpaid principal amount of $200,000 due on a prior note in favor of that party and $98,959 of accrued interest thereon. At December 31, 2021, and December 31, 2020, the balance of the note was $162,274 and $282,969, respectively, and accrued interest was $889 and $0, respectively. The note was due on February 22, 2019. The Company is negotiating an extension.

(c)

On August 15, 2015, the Company made a promissory note in the principal amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note was paid on or before its maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if not so repaid. Upon an event of default, as defined in the note, interest will be compounded daily. This note matured on August 11, 2016. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of accrued interest on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. During the years ended December 31, 2021, and December 31, 2020, the Company made payments of $11,227 and $10,754, respectively, on the principal and $33,775 and $4,246, respectively, on the interest accrued on this note. At December 31, 2021, and December 31, 2020, the balance of the note was $53,020 and $64,246, respectively, and accrued interest, including the $75,000 fee included therein, was $36,980 and $71,356, respectively. The Company is negotiating an extension.

(d)	On June 15, 2020, the Company and a related party entered into a Separation Agreement, dated June 15, 2020, under which, commencing on January 1, 2021, the Company agreed to repay $145,844 that the Company owed him in 24 monthly payments of $6,093, including interest at the Applicable Federal Rate. During the year ended December 31, 2021, the Company made payments of $90,000, which included $398 of accrued interest.

(e)	The Company made this note (the “Paycheck Protection Note”) pursuant to the terms of the Paycheck Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Paycheck Protection Note bore interest at the rate of 1% per annum, after the first 6 months following the loan disbursement date. On August 5, 2021, this note was forgiven.

Note 7 – Stockholders’ Equity

On October 8, 2020, the Company combined the outstanding shares of its common stock on the basis of 1 share of common stock for every 59 shares of common stock. The effect of this combination has been applied to all periods presented in the unaudited consolidated financial statements.

On July 30, 2020, the Company filed articles of amendment with the Secretary of State of the State of Florida, pursuant to which, a series of 1,000,000 of its 10,000,000 authorized shares of preferred stock was created, which series is named Series A Convertible Preferred Stock (“Series A Preferred”). Each share of Series A Preferred is convertible into 0.3051 shares of Common Stock, has the dividend and distribution rights and redemption rights of the shares of Common Stock into which it is convertible, is not redeemable and has voting power equal to the combined voting power of all other of classes and series of the Company’s capital stock. On June 24, 2020, the Company issued all of the shares of this series to a related party in exchange for 305,085 shares of Common Stock.

On October 9, 2020, the Company issued 50,000,000 shares of Common Stock to the shareholders of ACT in exchange for their shares in ACT pursuant to the Exchange Agreement. See Note 1. As a result, ACT became the wholly owned subsidiary of the Company and the Company acquired the Distributorship Agreement, which has been valued as an intangible asset at $900,000 (see Note 4) and $86,293 in cash. Under the Distributorship Agreement, ACT has the exclusive right to purchase GrowPods and related products at prices to be agreed to from time to time and to sell and distribute them within the United States and its territories for an initial term that will expire on December 31, 2025. ACT may renew the Distributorship Agreement indefinitely as long as it purchases the lesser of (i) 100 GrowPods or (ii) GP’s total output of GrowPods in the last calendar year of any term.

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of the Company’s directors, as compensation pursuant to a Director Agreement between the Company and him, dated as of that date.

During the year ended December 31, 2021, the Company issued 485,000 shares of Common Stock to 8 unrelated persons, for an aggregate purchase price of $615,000, and during the year ended December 31, 2020, the Company issued 10,000 shares of Common Stock to 1 unrelated person, for an aggregate purchase price of $10,000.

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

	Shares of Common Stock
Vesting Dates	Employees	Consultants
December 31, 2018	–	3,136
January 1, 2019	12,712	–
March 31, 2019	–	2,542
June 30, 2019	5,085	–
June 30, 2020	5,085	–
Total vested at December 31, 2020	22,882	5,678

The Company made no awards in any other form during the years ended December 31, 2021, and December 31, 2020. The Company expensed no share-based compensation in the years ended December 31, 2021, and December 31, 2020, in the accompanying consolidated statements of operations.

Note 9 – Income Taxes

As of December 31, 2021, the Company had approximately $2,351,000 and $1,649,000 of net operating loss carryforwards (“NOLs”) available to reduce future Federal and California, respectively, taxable income which will begin to expire in 2031. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that the deferred tax assets will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California. U.S. federal taxes are subject to review for the years ended December 31, 2018 through December 31, 2021, and California state taxes are subject to review for the years ended December 31, 2017 through December 31, 2021.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the year ended December 31, 2021.

The reconciliation of the effective tax rate to the federal statutory rate is as follows:

	December 31,
	2021	2020
U.S. federal statutory rate	(21)%	(21)%
State income tax, net of federal benefit	(7)%	(7)%
Change in valuation allowance	28%	28%
	-%	-%

The components of deferred tax assets were:

	December 31,
	2021	2020
Net operating loss	$(524,000	$499,500
Valuation allowance	(524,000)	(499,500)
	$–	$–

Note 10 – Capital Leases

For information relating to capital leases, see Note 11 – Contracts.

Note 11 – Related-Party Transactions

Loans

The Company has received loans from its officers and directors from time to time since its inception. During the year ended December 31, 2021, the Company received loans of $190,987 from one of its executive officers and repaid $178,568 of these loans. During the year ended December 31, 2020, the Company received loans of $195,478 from one of its executive officers and repaid $352,455 of these loans. The balance of these loans at December 31, 2021, and December 31, 2020, was 320,411 and $470,185, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company makes building lease payments and products for resale to an entity owned by a related party, who is one of its executive officers.

Payments made to related parties for the years ended December 31, 2021, and December 31, 2020, were as follows:

	Year Ended December 31,
	2021	2020

Building lease payments	$110,044	$108,908
Purchase of products for resale	369,790	122,986
Total	$479,834	$231,894

Director Compensation

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors as compensation pursuant to a Director Agreement, dated as of that date. (See Note 7.)

Note 12 – Concentrations

For the year ended December 31, 2021, and December 31, 2020, one of the Company’s customers accounted for approximately 32% and 12%, respectively, of total revenues.

For the year ended December 31, 2021, the Company purchased approximately 68% of its products for cost of goods sold from one distributor. For the year ended December 31, 2020, the Company purchased approximately 52% of its products for cost of goods sold from one distributor.

As of December 31, 2021, 2 of the Company’s customers accounted for 34% and 30% of its accounts receivable. As of December 31, 2020, one of the Company’s customers accounted for 87% of its accounts receivable.

Note 13 – Commitments

On September 1, 2018, the Company entered into an operating lease with an entity owned by a related party calling for monthly payments of $8,641, plus 100% of operating expenses, for a term expiring on August 31, 2019. On September 1, 2019, this lease was amended such that it expired on August 31, 2020, and the rent thereunder was increased to $8,967 per month. On September 1, 2020, this lease was amended such that its term expired on August 31, 2021, and the rent thereunder was increased to $9,007 per month. On September 1, 2021, the lease was amended such that its term will expire on August 31, 2022, and the rent thereunder was increased to $9,791 per month.

The Company leases premises of 6,000 square feet, which it uses as a showroom, in Tulsa, Oklahoma, at a monthly rental of $5,500 for a term that will expire on March 31, 2023.

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

Note 14 – Subsequent Events

Between January 1, 2022 and the date on which these financial statements were issued, the Company issued 280,001 shares of Common Stock to three unrelated persons for an aggregate purchase price of $210,000.

Management has evaluated all other subsequent events when these financial statements were issued and determined that none of them requires this disclosure herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the principal executive officer and principal accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as this term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2021. Based on this evaluation, the principal executive officer and principal accounting officer concluded that these disclosure controls and procedures were not effective as of that date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) accumulated and communicated to the Company’s management, including its the principal executive officer and principal accounting officer, in a timely manner to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Under the supervision and with the participation of management, including the principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was not effective as of December 31, 2021. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. As defined in Rule 12b-2 promulgated under the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s evaluation of its internal control over financial reporting identified the following material weaknesses in internal control over financial reporting as of December 31, 2021:

●	The Company has difficulty in accounting for complex transactions.

●	Documented processes do not exist for several key processes.

●	The Company lacks board oversight because it has no directors who are independent of management and no audit committee.

Because of the material weaknesses noted above, the Company has concluded, based on COSO, that it did not maintain effective internal control over financial reporting as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely materially to affect, its internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because it is not required for the Company pursuant to the rules of the SEC.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following individuals served as executive officers and directors in the following positions on December 31, 2021:

Name	Age	Position
Douglas Heldoorn	54	Chairman of the Board; Chief Executive Officer; Director
Jeffory A. Carlson	49	Chief Financial Officer and Treasurer
Daniel Salinas	36	President of ACT; Director

Douglas Heldoorn co-founded the Company in 2014. He is a control person with respect to the Company by reason of his holdings of Common Stock and Series A Preferred Stock. He has served as a member of the Company’s board of directors and its President and Chief Operating Officer since 2014. He has over 20 years of management and executive experience. From 2009 to 2012, he served as the Executive General Manager at Nissan Motor Corporation, overseeing management training as well as specializing in turning distressed dealerships into profitable businesses. Overseeing multimillion-dollar advertising budgets, he ran dealerships that consistently netted $20 million per month in income. He became one of the top executive managers for automotive retail in North America. Mr. Heldoorn is a master motivational speaker and sales trainer and specializes in business acquisition and turn-arounds. He is recognized for his advertising, branding and communications acumen. His franchises have consistently landed in the top 5% in the nation. The prior experience of Mr. Heldoorn in management, together with his willingness to spend substantially all of his time as an officer of the Company and his willingness to provide capital to the Company, led to the conclusion that he was a desirable person to serve as a director.

Mr. Carlson has served in his present offices since October 9, 2020. Prior thereto, he served as the Company, Controller for more than 5 years. He also served as a director of the Company from July 19, 2020, until his resignation on October 9, 2020.

Mr. Salinas has served as the president and sole director of ACT since its incorporation on June 2, 2020. Since August 2019, he has been Director of Operations with Grassfire, LLC, a company engaged in medical cannabis cultivation, where he is responsible for its management. From January 2017 to August 2018, he was managing partner of 918 Transport Trucking Company, a company engaged in the trucking business, where he was responsible for its day-to-day operations. From January 2016 to December 2016, Mr. Salinas was the General Sales Manager of Toyota of Lawton, Oklahoma. His leadership and sales abilities, together with the fact that he is responsible for the operations of ACT, led to the conclusion that he was a desirable person to serve as a director.

Messrs. Heldoorn and Salinas will serve as directors until their successors are elected and qualified or until their earlier resignation or removal. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. There was and is no arrangement or understanding between any director or officer of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and, to the Company’s knowledge, there is no arrangement, agreement, plan or understanding (a) as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board and or (b) between non-management stockholders and management under which non-management stockholders may directly or indirectly participate in or influence the management of its affairs.

Family Relationships

There are no family relationships between any of the directors and officers named above and there is no arrangement or understanding between any of them and any other person pursuant to which he was selected as a director or officer.

Employment Agreement – Douglas P. Heldoorn

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

In the event that Mr. Heldoorn’s employment is terminated by him for Good Reason or by the Company otherwise than for Cause, he will be entitled to receive 2.99 times his then-current salary as severance pay, pro-rata annual incentive, vesting of awards under long-term plans and certain healthcare benefits. In the event of his disability, he will be entitled to benefits similar to those described in the previous sentence, but not to severance pay. The Employment Agreement defines “Good Reason” as any of the following events: (i) the Board’s materially and adversely changing his duties, authority or responsibilities, otherwise than as permitted by this Employment Agreement, (ii) the Board’s requiring him to report to any person or body other than the Board, (iii) the Board’s or the Company’s reducing his base salary or incentive opportunities, (iv) the Company’s relocating its principal place of business so as to result in an increase in Mr. Heldoorn’s one-way commute of more than thirty (30) miles, (v) prior to August 1, 2021, the Company’s failure to pay his base salary to the extent that it is able to do while meeting its current trade obligations or (vi) on and after August 1, 2021, the Company’s failure to pay his base salary earned on and after that date as and when due. The events described in clauses (i)-(iv) of the previous sentence may be cured, but those described in clauses (v) and (vi) may not be cured. The Employment Agreement defines “Cause” as (i) Mr. Heldoorn’s conviction of or entry of a plea of guilty or nolo contendere to any felony involving moral turpitude, fraud, theft, breach of trust or other similar acts, that has a substantial and adverse effect on his qualifications or ability to perform his duties, (ii) his engaging in conduct constituting willful misconduct, gross negligence or fraud that results in significant economic harm to the Company or (iii) after February 28, 2021, his continued failure substantially to perform his duties, if such failure is not remedied within 45 days after he receives from the Board written notice thereof, specifying in reasonable detail the particulars of such continued failure.

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

For information regarding compensation paid to Mr. Heldoorn, see Item 11, Executive Compensation. There are no other employment agreements between the Company and its officers and directors.

Employment Agreement – Daniel Salinas

Commencing on April 1, 2021, ACT has employed Daniel Salinas, one of its directors, at a salary of $2,600 per month, plus a discretionary bonus. Initially, this arrangement was not written; however, on March 18, 2022, ACT and Mr. Salinas signed a written agreement and a confidential information and invention assignment agreement, each of which covered the entire period of his employment.

Except as described above, the Company is not paying any cash or other compensation to its directors for their services as such. In the future, the Company may consider appropriate forms of compensation, including cash compensation and the issuance of Common Stock and share-based compensation.

Director Compensation

The Company and Eric Horton, a former director who resigned on September 8, 2021, entered into a Director Agreement, dated as of January 1, 2021 (the “Director Agreement”), under which he served as a director. The provisions of the Director Agreement were as follows:

Services and Fees

Mr. Horton was required to provide the services required of a director under the Company’s articles of incorporation and bylaws, as amended from time to time, and under the Florida Business Corporations Act, the federal securities laws and other state and federal laws and regulations and the rules and regulations of the United States Securities and Exchange Commission and any stock exchange or quotation system on which the Company’s securities may be listed or traded from time to time; and to serve on the Compensation Committee of the Board, or a committee performing equivalent functions, if it be created, and on such other committees as he and the Board mutually agreed.

Fees

In the Director Agreement, the Company agreed to pay to Mr. Horton, in consideration of his services from October 9, 2020, to the date of the Agreement, a fee of $300 and a fee of $100 for every month, or fraction of a month, during which he served as a director for the period beginning on January 1, 2021, and ending on October 8, 2021. He resigned as a director on September 8, 2021, but if he had continued to serve as a director after October 8, 2021, the Company would have paid him for such services as the Company and he had agreed. If he had served as the chairperson or sole member of any committee, he would have been entitled to additional cash compensation of $1,500 per year.

Issuance of Shares

Pursuant to the Director Agreement, Mr. Horton was issued 120,000 shares of the Company’s common stock solely in consideration of his agreement to serve on the Board after January 1, 2021.

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

In the event that the Company obtains a policy of directors’ and officers’ liability insurance, which it is not obligated to do, it is required to provide Mr. Horton with coverage thereunder.

Confidentiality

Mr. Horton is required to maintain in trust and confidence and not disclose to any third party or use for any unauthorized purpose any of the Company’s proprietary information, which he may use only to the extent required to accomplish the purposes of his position as a director of the Company.

Involvement in Certain Legal Proceedings

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

Committees

On July 19, 2020, the board of directors established an Executive Committee, which has and may exercise all the authority of the board of directors, except that it may not (a) authorize or approve the reacquisition of shares unless pursuant to a formula or method, or within limits, prescribed by the board of directors, (b) approve, recommend to shareholders or propose to shareholders any action that is required to be approved by shareholders, (c) fill vacancies on the board of directors or on any committee of the board of directors, (d) adopt, amend, or repeal the bylaws, (e) authorize, approve or ratify a “director’s conflict of interest transaction,” as that term is defined in Section 607.0832(1) of the Florida Business Corporation Act, or (f) authorize, approve or ratify any transaction required to be reported by Item 404 of Regulation S-K promulgated by the United States Securities and Exchange Commission. On that date, Douglas P. Heldoorn was appointed as the sole member of this committee.

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

Item 11. Executive Compensation.

Compensation

The following table sets forth compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended December 31, 2021, 2020 and 2019.

(a) SUMMARY COMPENSATION TABLE

							Non-Equity
					Stock	Option	Incentive Plan	All Other
Name	Year	Salary		Bonus	Awards	Awards	Compensation	Compensation	Total
Douglas P. Heldoorn	2021	$–	[1]	–	–	–	–	–	$276,250
CEO	2020	$58,667	[2]	–	–	–	–	–	$58,667
	2019	$132,065		–	–	–	–	–	$132,065

Jeffory A. Carlson	2021	$72,000		–	–	–	–	–	$72,000
CFO; Treasurer	2020	$87,912		–	–	–	–	–	$87,912
	2019	–		–	–	–	–	–	–

[1]	Mr. Heldoorn’s salary for 2021 was $195,000, none of which was paid.
[2]	Mr. Heldoorn’s salary for 2020 was $139,917, $58,667 of which was paid.

Mr. Heldoorn is the Company’s principal executive officer and Mr. Carlson is its principal accounting officer and principal financial officer.

Equity Awards, Grant Based Awards, Stock Options, Pension Benefits and Deferred Compensation

On December 31, 2018, the Company adopted, and on December 31, 2018, it amended, the 2018 Plan, which is the only plan under which it can make equity- or grant-based awards or stock options. The stockholders approved the plan and the amendment by consent on those dates. Under this plan, participants, who may include officers and directors of the Company, may receive awards of qualified and/or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, other share- or cash-based awards or dividend equivalents. The Company has not made any awards to its officers and directors under this plan and has not granted pension benefits or entered into any deferred compensation plan or arrangement. For information regarding securities authorized for issuance and awards made under the 2018 Plan, see Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information.

Compensation Analysis

The Company believes that it is paying compensation to its officers on an inadequate basis. It believes that adequate compensation will eventually be required to retain their services. In particular, it believes that adequate compensation for persons with Messrs. Heldoorn’s and Carlson’s credentials and experience at a like stage of its development would involve salaries of approximately $180,000 and $120,000 per year, respectively, a cash bonus, noncash incentive compensation based on performance and share-based compensation. The Company believes that it needs to adopt an appropriate plan to provide share- and performance-based incentives to officers and employees and attract and retain qualified officers and key employees. Thus far, awards of restricted stock have been granted to employees who are not officers to compensate them for past service for which the Company believes it paid less than market rates and, in some cases, to retain their services. The Company has not yet determined how best to utilize the other elements of the plan, particularly performance-based compensation tailored to executives and key employees in terms of determining how to design awards; the various ways in which awards might be combined; the bases for selecting each of these ways; how decisions regarding each element fit into the Company’s overall compensation objectives and affect decisions regarding other elements; and whether there are other compensation plans that should be considered.

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

Name of Beneficial Owner	Address	Class or Series	Shares Beneficially Owned		Percentage of Class[1]
Douglas Heldoorn	1620 Commerce St.	Common Stock	8,171,848	[1]	14.9
	Corona, CA 92880	Series A	1,000,000		100
		Preferred

Jeffory A. Carlson	1620 Commerce St.	Common Stock	155,085		0.3
	Corona, CA 92880

Daniel Salinas	8311 S. 87th East Ave.	Common Stock	29,950,000		54.5
	Tulsa, OK 74133

All directors and executive		Common Stock	8,326,933		15.2
officers as a group (4 persons)		Series A Preferred	1,000,000		100

GP Solutions, Inc.	223 West B St.	Common Stock	10,000,000		18.2
	Colton, CA 92324

[1]	Assumes the conversion of 10,000,000 shares of Series A Preferred owned by Douglas P. Heldoorn into 3,051,000 shares of Common Stock. Mr. Heldoorn presently owns 5,120,848 shares of Common Stock.

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

The Company made no awards in any other form during the years ended December 31, 2021, and December 31, 2020. The Company expensed $0 and $298,076 for share-based compensation in the years ended December 31, 2021, and December 31, 2020, respectively, for its employees and nonemployees in its consolidated statements of operations.

The following table summarizes vesting for financial reporting purposes under GAAP of the Common Stock issued under the 2018 Plan:

	Shares of Common Stock
Vesting Date	Employees	Consultants
December 31, 2018	–	3,136
January 1, 2019	12,712	–
March 31, 2019	–	2,542
June 30, 2019	5,085
June 30, 2020	5,085	–
Total vested at December 31, 2020	22,882	5,678

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Real Property Lease

Until August 31, 2018, the Company subleased the 8,000-square-foot property at which its headquarters and all of its operations are located from an independent sublessor, who leased the 10,000-square-foot building in which this property is located from its owner under a lease that expired on August 31, 2018. When the lease expired, the sublessor did not extend it or enter into a new lease. The Company desired to continue to occupy these premises, but the owner was unwilling to enter into a lease with it; the owner, however, was willing to enter into a lease with DPH, which is owned by Mr. Heldoorn, who is one of the Company’s officers and directors. Accordingly, Mr. Heldoorn and DPH leased the building from its owner under a lease, dated August 27, 2018, which had a term of 2 years that expired on August 31, 2020, at a rental of $11,108 per month; the lease was extended for 2 years, so as to expire on August 31, 2022. DPH then subleased 8,000 square feet to the Company under a 1-year sublease at a monthly rent of $8,640 per month and on the other terms set forth in Item 2 and subleased the remaining 2,000 square feet to an unrelated party at a rent of $2,467 per month. On September 1, 2019, the Company and DPH extended its term for one year, such that its term expired on August 31, 2020, at a monthly rent of $8,967. On September 1, 2020, DPH leased these premises to Med X for a monthly rent of $9,007, for a term that expired on August 31, 2021, and on September 1, 2021, this lease was extended for a term that will expire on August 31, 2022, at a monthly rent of $9,791. Thus, (a) the Company has previously subleased and Med X now subleases 80% of the area of the building and paid 77.8% of the total rent paid by DPH for the building, (b) the amounts that DPH received as rent under the two subleases was equal to the rent that it paid to the owner of the building and (c) DPH netted no income from the sublease after it paid rent to the owner. The Company now leases 80% of the total area of the building and pays 72.5% of the total rent paid by DPH for the building. The Company believes that the rent for these premises approximates the market rate for space in the area in which its premises are located and that the current sublease is fair to the Company and in its best interest.

Loans

The Company has received loans from Mr. Heldoorn from time to time since 2014. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when funds become available. During the years ended December 31, 2021, and December 31, 2020, respectively, the Company received and repaid loans from and to him as follows:

Balance at January 1, 2020	$422,278
Year Ended December 31, 2020
Amounts Loaned	125,582
Amounts Repaid:	(239,868)
Balance at December 31, 2020	$307,992
Year Ended December 31, 2021
Amounts Loaned	190,987
Amounts Repaid:	(178,568)
Balance at December 31, 2021	$320,411

In addition, Mr. Heldoorn has provided support to the Company when it has been unable to obtain credit and when it has had insufficient funds to purchase equipment and products. In 2017 and 2016, DPH, doing business as Honestas Holdings, acquired the two printers that the Company uses for its printing services for $20,000 each and leased them to the Company under capital leases, each of which was payable in 24 monthly installments of $2,000 that included interest at the rate of 19.87% per annum. In 2020, the Company paid $0 to DPH under these leases. The Company believes that the terms on which it could have leased these printers from a third party under capital leases are substantially the same as those on which it leased them from DPH and that these leases were fair to the Company and in its best interest.

In 2021 and 2020, the Company purchased $369,790 and $122,986, respectively, of products for resale from Mr. Heldoorn or one of the entities that he controls at cost.

Distributorship Agreement

During the year ended December 31, 2021, the Company placed orders under the Distributorship Agreement with GP, in which Messrs, Heldoorn and Salinas are shareholders, for 46 GrowPods in the amount of $3,345,280. During that year, 40 GrowPods having a value of $3,002,000 were invoiced and delivered.

Officer and Director Debt

No directors or executive officers or their respective immediate family members or affiliates are indebted to the Company.

Certain Proceedings

There is no material proceeding to which any directors or executive officers or their respective immediate family members or affiliates is a party or in which he has a material interest adverse to the Company.

Shareholdings in GP

Messrs. Heldoorn and Salinas each own less than 5% of the outstanding shares of GP.

Proposed Acquisition of GP

On February 18, 2022, the Company announced that it was exploring the acquisition of the assets and the assumption of some or all of the liabilities of GP, in which the Company’s chief executive officer and both of its directors own shares. Discussions between the Company and GP remain in their preliminary stages and none of the terms and conditions of the acquisition have been determined, including the consideration to be delivered to GP in exchange for its assets or the liabilities of GP that the Company would assume. The Company intends to structure any transaction such that its board of directors and executive officers would not be changed and that voting control of the Company would not be affected.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company was billed $83,500 and $77,800 by Haskell & White LLP (“H&W”), the Company’s independent registered public accounting firm and its principal accountant, for the years ended December 31, 2021, and December 31, 2020, respectively, for its professional services rendered for the audit of the Company’s annual financial statements, the review of the financial statements included in its quarterly reports on Form 10-Q or and other services normally provided in connection with its statutory and regulatory filings or engagements for those years.

Audit-Related Fees

The Company was billed $0 and $8,000 by H&W for audit-related fees for the years ended December 31, 2021, and December 31, 2020, respectively. Audit-related fees include fees for assurance and related services rendered by the principal accountant and which were reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

The Company was billed $0 for fees by H&W for professional services for tax compliance, tax advice and tax planning for the years ended December 31, 2021, and December 31, 2020.

Other Fees

There were no fees for professional services rendered by H&W during the last 2 fiscal years that were not included in the above paragraphs.

Preapproval Policy

None of the above services was approved by an audit committee because the board of directors has no such committee. The board of directors pre-approves all audit and permissible non-audit services provided by its principal accountant.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2021, are filed as part of this report.

(a)	Consolidated Financial Statements of the Company.

See Item 8, Financial Statements and Supplementary Data – Index to Consolidated Financial Statements.

Financial Statement Schedules have been omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(b)	Exhibits. The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit	Description
3.1	Articles of incorporation of the Registrant, filed September 5, 1997. Filed as Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.2	Amendment to Articles of Incorporation of the Registrant, filed February 15, 1999. Filed as Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.3	Amendment to Articles of Incorporation of the Registrant, filed January 26, 2000. Filed as Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.4	Amendment to Articles of Incorporation of the Registrant, filed July 5, 2012. Filed as Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.5	Amendment to Articles of Incorporation of the Registrant, filed January 9, 2014. Filed as Exhibit 3.5 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
3.6	Amendment to Articles of Incorporation of the Registrant, filed August 28, 2018. Filed as Exhibit 3 to Current Report of Registrant on Form 8-K filed on September 21, 2018, and incorporated herein by reference.
3.7	Amendment to Articles of Incorporation of the Registrant, filed August 28, 2018. Filed as Exhibit 3.1 to Current Report of Registrant on Form 8-K filed on March 1, 2019, and incorporated herein by reference.
3.8	Amendment to Articles of Incorporation of the Registrant, filed on September 4, 2020. Filed as Exhibit 3.1 to Current Report of Registrant on Form 8-K filed on September 10, 2020, and incorporated herein by reference.
3.9	Certificate of Correction to Amendment to Articles of Incorporation of the Registrant, filed on September 8, 2020. Filed as Exhibit 3.2 to Current Report of Registrant on Form 8-K filed on September 10, 2020, and incorporated herein by reference.
3.10	By-laws of the Registrant. Filed as Exhibit 3.6 to Registration Statement on Form S-1 (File No. 333-195866) and incorporated herein by reference.
10.2	Production Contract, dated June 8, 2018, by and between the Registrant and Polymation, LLC. Filed as Exhibit 10.3 to Current Report of Registrant on Form 8-K filed on June 15, 2018, and incorporated herein by reference.
10.3	Amendment to Production Contract, dated March 27, 2019, by and between the Registrant and Polymation, LLC. Filed as Exhibit 10.12 to Annual Report of Registrant on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.
10.4	2018 Incentive Award Plan of Registrant, as adopted on December 1, 2018, and amended on December 31, 2018. Filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-228820) and incorporated herein by reference.
10.5	Lease, dated August 27, 2018, by and between KST Family Trust, as Lessor, and Douglas Heldoorn and DPH Supplements Inc., as Lessees. Filed as Exhibit 10.6 to Annual Report of Registrant on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.
10.6	Lease, dated as of September 1, 2018, by and between DPH Supplements, Inc. and the Registrant. Filed as Exhibit 10.13 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.
10.7	Lease Extension, dated May 26, 2020, by and between KST Family Trust, Lessor, and Douglas Heldoorn, an individual, and DPH Supplements Inc., a California corporation, jointly & severally. Filed as Exhibit 10.7 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.
10.8	Note, dated May 4, 2020, made by the Registrant in favor of Customers Bank, in the principal amount of $137,690. Filed as Exhibit 10.15 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.
10.9	Separation Agreement, dated as of June 12, 2020, by and between the Registrant and Curtis Fairbrother. Filed as Exhibit 10.1 to Quarterly Report of Registrant on Form 10-Q, filed on June 24, 2020, and incorporated herein by reference
10.10	Distributorship Agreement, dated August 6, 2020, by and between the Registrant and GP Solutions, Inc. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated September 2, 2020, and incorporated by reference.
10.11	Employment Agreement, dated as of July 31, 2020, by and between the Registrant and Douglas P. Heldoorn. Filed as Exhibit 10.1 to Current Report of Registrant on Form 8-K filed on August 7, 2020, and incorporated herein by reference.

10.12	Exchange Agreement, dated as of August 14, 2020, by and among the Registrant, Advanced Container Technologies, Inc., a California corporation ("Advanced"), and the shareholders of Advanced. Filed as Exhibit 10.1 to Current Report of Registrant on Form 8-K filed on September 10, 2020, and incorporated herein by reference.
10.13	Amendment to Exchange Agreement, dated as of September 9, 2020, by and among the Registrant, Advanced and the shareholders of Advanced. Filed as Exhibit 10.2 to Current Report of Registrant on Form 8-K filed on September 10, 2020, and incorporated herein by reference.
10.14	Director Agreement, dated as of January 1, 2021, by and between the Registrant and Eric Horton. Filed as Exhibit 10.1 to Current Report of Registrant on Form 8-K filed on March 15, 2021, and incorporated herein by reference.
10.15	Lease Agreement, dated March 23, 2021, by and between Pink Parrotfish, LLC and the Registrant. Filed as Exhibit 10.15 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.
10.16	Sublease Agreement, dated September 1, 2020, by and among KST Family Trust, DPH Supplements, Inc. and Med X Technologies Inc. Filed as Exhibit 10.16 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.
10.17	Employment Agreement, dated as of March 18, 2022, by and between Advanced Container Technologies, Inc., a California corporation, and Daniel Salinas. Filed herewith.
10.18	Confidential Information and Invention Assignment Agreement, dated March 18, 2022, signed by Daniel Salinas. Filed herewith.
10.19	Sublease Agreement, dated September 1, 2021, by and between DPH Supplements, Inc. and Med X Technologies Inc. Filed herewith.
10.20	Lease Renewal Agreement, dated as of April 1, 2022, by and between Pink Parrotfish, LLC and the Registrant. Filed herewith.
14	Code of Ethics. Filed as Exhibit 14 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.
21	Subsidiaries of the Registrant. Filed as Exhibit 21 to the Annual Report of Registrant on Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney. Included on signature page of this Annual Report of the Registrant on Form 10-K.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer. Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer. Filed herewith.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(c) Excluded Financial Statements

None.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CONTAINER TECHNOLOGIES, INC.

By:	/s/ Douglas P. Heldoorn	By:	/s/ Jeffory A. Carlson
	Douglas P. Heldoorn		Jeffory A. Carlson
	Chief Executive Officer		Chief Financial Officer

Date:	April 15, 2022	Date:	April 15, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below nominates, constitutes and appoints Douglas P. Heldoorn and Jeffory A. Carlson, and each of them, as his true and lawful agents and attorneys-in-fact, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Douglas P. Heldoorn	Chairman of the Board; Chief Executive Officer; Director (Principal Executive Officer)	April 15, 2022
Douglas P Heldoorn

/s/ Jeffory A. Carlson	Chief Financial Officer (Principal Financial	April 15, 2022
Jeffory A. Carlson	Officer and Principal Accounting Officer)

/s/ Daniel Salinas	Director	April 15, 2022
Daniel Salinas