Form 10-Q
period 2022-03-31
ADVANCED CONTAINER TECHNOLOGIES, INC.
filed 2022-05-20
CIK 1096950

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 20, 2022, there were 51,901,525 shares of the registrant’s Common Stock outstanding.

ADVANCED CONTAINER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended March 31, 2022

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. The use of words such as “anticipates,” “expect,” “intend,” “strive,” “goals,” “plans,” “opportunity,” “future,” “achieve,” “grow,” “committed,” “believes,” “seeks,” “targets,” “estimated,” “continues,” “likely,” “possible,” “may,” “might,” “potentially,” “will,” “would,” “should,” “could,” “on track,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to uncertain events or assumptions – such as future responses to and effects of COVID-19; projections of our future financial performance; future business, social, and environmental performance, goals, and measures; our anticipated growth and trends in our business and operations; projected growth and trends in markets relevant to our businesses and especially, the market for GrowPods and cannabis and related products; business and investment plans; future products and technology; laws and regulation, and especially those relating to cannabis; projected cost and yield trends; availability, uses, sufficiency, and cost of capital of capital resources; valuations; the future purchase, use, and availability of products, components, and services supplied by third parties – are based on management’s expectations as of the date of this report, unless an earlier date is specified, and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and particularly, in Part II, Item 1A, Risk Factors. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. You are urged to review and consider carefully the various disclosures made in this report and in other reports and documents that we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

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

NOTE REGARDING DESCRIPTIONS OF CONTRACTS

This report may contain descriptions of contracts and instruments to which the Company or its officers and directors are parties or by which it is affected. Where such contracts or instruments are exhibits to this report, either because they are filed herewith or incorporated herein by reference, you are referred thereto and the descriptions herein are qualified by such reference. These contracts and instruments are identified in Item 6, Exhibits, Financial Statement Schedules.

NOTE REGARD TRADEMARK

“Medtainer” is a registered trademark owned by the Company. Its use in this report without the symbol “®” should not be considered as a disclaimer of such ownership or permission to any person to use “Medtainer” without such symbol.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31,2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$117,478	$59,367
Accounts receivable	210,462	229,941
Inventories	360,728	438,333
Prepaid expenses	7,768	17,663
Prepaid inventories	245,500	279,625
TOTAL CURRENT ASSETS	941,936	1,024,929
Property and equipment, net of accumulated depreciation of $165,839 and $162,018, respectively	43,087	47,721
Intangible assets, net of accumulated amortization of $574,072 and $508,870, respectively	1,857,928	1,923,130
Goodwill	1,020,314	1,020,314
Security deposits	8,699	8,699
TOTAL ASSETS	$3,871,964	$4,024,793

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$377,161	$458,495
Accrued interest	89,318	88,461
Payroll liabilities	532,463	501,395
Customer deposits	258,670	361,230
Convertible notes	81,172	81,172
Notes payable	249,905	287,487
Loan payable - stockholder	320,250	320,411
TOTAL CURRENT LIABILITIES	1,908,939	2,098,651

Commitments and contingencies (Notes 3, 5, 9 and 11)	–	–

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.00001 per share, issuable in series: 10,000,000 shares authorized; 1,000,000 shares designated Series A Convertible Preferred stock issued and outstanding at March 31, 2022 and December 31, 2021	10	10
Common Stock, par value $0.00001 per share: 100,000,000 shares authorized; 51,901,525 issued and outstanding at March 31, 2022, and 51,621,524 at December 31, 2021	519	516
Additional paid in capital	8,495,063	8,285,066
Accumulated deficit	(6,532,567)	(6,359,450)
TOTAL STOCKHOLDERS' EQUITY	1,963,025	1,926,142
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,871,964	$4,024,793

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended March 31,
	2022	2021
Revenues	$926,148	$1,872,958

Cost of goods sold	607,965	1,550,041

Gross profit	318,183	322,917

Operating expenses:
Advertising and marketing	48,469	14,827
Depreciation and amortization	69,023	70,440
Professional fees	94,795	77,073
Share-based compensation	–	270,000
Payroll	183,552	114,818
General and administrative	90,829	67,728
Total operating expenses	486,668	614,886

Operating loss	(168,485)	(291,969)

Non-operating income (expense)
Interest expense	(4,632)	(5,004)
Total non-operating income (expenses), net	(4,632)	(5,004)

Net loss	$(173,117)	$(296,973)

Basic loss per common share	$(0.00)	$(0.01)
Diluted loss per common share	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	51,214,545	51,166,487
Diluted weighted average common shares outstanding	51,214,545	51,166,487

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(173,117)	$(296,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,821	6,547
Share-based compensation	–	270,000
Amortization	65,202	65,202
Increase (decrease) in cash from changes in operating assets and liabilities:
Accounts receivable	19,479	(71,520)
Inventories	77,605	(165,330)
Prepaid expenses	9,895	(4,162)
Prepaid inventories	34,125	325,000
Accounts payable and accrued expenses	(80,521)	151,532
Accrued interest	857	(10,688)
Payroll liabilities	31,068	(1,367)
Customer deposits	(102,560)	(690,622)
NET CASH USED IN OPERATING ACTIVITIES	(114,146)	(422,381)

FINANCING ACTIVITIES:
Repayment of debt	(37,582)	(17,370)
Proceeds from issuance of common stock	210,000	615,000
Proceeds from stockholder loan	64,839	–
Repayment of stockholder loan	(65,000)	(60,793)
NET CASH PROVIDED BY FINANCING ACTIVITIES	172,257	536,837

INCREASE IN CASH	58,111	114,456

CASH - BEGINNING OF PERIOD	59,367	333,368

CASH - END OF PERIOD	$117,478	$447,824

Supplemental disclosures of cash flow information:
Interest paid	$2,603	$18,081

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE QUARTER ENDED MARCH 31, 2022 (Unaudited):

	Series A Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances – December 31, 2021	1,000,000	$10	51,621,524	$516	$8,285,066	$(6,359,450)	$1,926,142

Issuance of common stock in private placements	–	–	280,001	3	209,997	–	210,000

Net loss	–	–	–	–	–	(173,117)	(173,117)

Balances at March 31, 2022	1,000,000	$10	51,901,525	$519	$8,495,063	$(6,532,567)	$1,963,025

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE QUARTER ENDED MARCH 31, 2021 (Unaudited):

	Series A Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances – December 31, 2020	1,000,000	$10	51,016,524	$510	$7,400,082	$(5,514,394)	$1,886,208

Issuance of common stock in private placements	–	–	485,000	5	614,995	–	615,000

Common stock issued in directors agreement	–	–	120,000	1	269,999	–	270,000

Net loss	–	–	–	–	–	(296,973)	(296,973)

Balances at March 31, 2021	1,000,000	$10	51,621,524	$516	$8,285,076	$(5,811,367)	$2,474,225

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

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

On October 9, 2020, the Company acquired all of the outstanding shares of Advanced Container Technologies, Inc., a California corporation (“ACT”), from its shareholders pursuant to an Exchange Agreement, dated August 14, 2020, and amended on September 9, 2020 (the “Exchange Agreement”), in exchange for 50,000,000 shares of the Company’s common stock (“Common Stock”). This exchange resulted in ACT’s becoming the wholly owned subsidiary of the Company. In connection with this exchange, the Company acquired a Distributorship Agreement, dated August 6, 2020, by and between ACT and GP (the “Distributorship Agreement”), under which ACT has the exclusive right to purchase GrowPods and related products from GP at prices to be agreed to from time to time and to sell and distribute them within the United States and its territories for an initial term that will expire on December 31, 2025. ACT may renew the Distributorship Agreement indefinitely as long as it purchases in the last calendar year of any term the lesser of (i) 100 GrowPods or (ii) GP’s total output of GrowPods.

On August 27, 2020, the Company incorporated Med X Technologies Inc. (“Med X”) in the State of California, and acquired all of its shares, such that it is the Company’s wholly owned subsidiary. The Company intends to transfer the assets used in its Medtainer and printing businesses to Med X, after which it will conduct all of its operations through Med X and ACT.

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the operating results for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of 3 months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2022, or December 31, 2021.

Accounts Receivable

Included in accounts receivable on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based upon experience and the judgment of management, the allowance for doubtful accounts was $0 as of March 31, 2022, and December 31, 2021.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Furniture and fixtures are depreciated over the useful life of 7 years. Machinery, equipment, and computers are depreciated over the useful life of 3 to 7 years. Leasehold improvements are depreciated over 2 years and were fully depreciated as of March 31, 2022. Expenditures for additions and improvements are capitalized and repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company records intangible assets at fair value when they are acquired and they are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recorded in the consolidated statements of operations in an amount equal to that excess. The Company amortizes its intangible assets that have finite lives using either the straight-line method or based upon estimated future cash flows to approximate the pattern in which the economic benefit of the assets will be utilized. Amortization is recorded over estimated useful lives ranging from 5 to 20 years. The Company records intangible assets at fair value, estimated using a discounted-cash-flow approach.

The Company reviews intangible assets subject to amortization at least annually to determine whether any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent than quarterly impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down the carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize its remaining carrying value prospectively over its revised remaining useful life. The Company has conducted its annual impairment test of goodwill during the fourth quarter of each year. The estimation of fair value requires significant judgment. There was no impairment of intangible assets, long-lived assets or goodwill during the three-month periods ended March 31, 2022, or March 31, 2021.

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

Under ASC 606, Company recognizes revenue when a customer obtains control of promised goods or services or when they are shipped to a customer, in an amount that reflects the consideration that it expects to receive in exchange for them. The Company recognizes revenues following the five-step model prescribed under ASC 606: (a) it identifies a contract with a customer; (b) it identifies the performance obligations in the contract; (c) it determines the transaction price; (d) it allocates the transaction price to the performance obligations in the contract; and (e) it recognizes revenues when (or as) it satisfies its performance obligation.

Revenues from product sales are recognized when a customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have been recognized is 1 year or less or the amount is immaterial.

Revenue from sales of items sold by the Company for the three months ended March 31, 2022, and March 31, 2021, and the percentage of sales allocable to each item to the Company’s total revenues were as follows:

	Three Months Ended March 31,
	2022		2021
	Revenues	%	Revenues	%
Lighters	$270,061	29	$82,259	4
Medtainers	222,242	24	224,831	12
GrowPods and related items	197,150	21	1,325,000	71
Humidity pack inserts	80,534	9	151,254	8
Plastic lighter holders	40,558	4	29,686	2
Printing	33,096	3	9,489	<1
Mylar bags	27,836	3	761	<1
Shipping charges	23,885	3	17,844	1
Others	23,086	3	23,694	1
Jars	7,700	<1	8,140	<1
Total revenues	$926,148	100	$1,872,958	100

The table below presents the customer deposits payable balance and the significant activity affecting customer deposits during the quarterly period ended March 31, 2022:

Balance at December 31, 2021	$361,230
New customer deposits received	197,093
Revenue recognized from customer deposits	(299,653)
Balance at March 31, 2022	$258,670

Share-Based Payments

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions. The Company follows FASB guidance related to equity-based payments, for both employees and non-employees, which requires that equity-based compensation be accounted for using a fair value method and recognized as expense in the accompanying consolidated statements of operations. Equity-based compensation expense is recognized as compensation expense over the applicable service or vesting period (see Note 7).

Fair Value Measurements

The Company has adopted ASC Topic 820, Fair Value Measurements, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, is carried on an historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of the Company’s short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features, such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Advertising

Advertising and marketing expenses are charged to operations as incurred. These expenses totaled $48,469 and $14,827 for the three months ended March 31, 2022, and March 31, 2021, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times may exceed the federal deposit insurance coverage of $250,000. The Company has not experienced losses on these accounts and believes that it is not exposed to significant risks on such accounts. The Company has not experienced losses on accounts receivable and the Company believes that it is not exposed to significant risks with respect to them.

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

Recent Accounting Pronouncements

The Company follows ASU 2016-02, Leases (Topic 842), which requires recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and a corresponding right-of-use asset on a balance sheet for most leases, along with requirements for enhanced disclosures to enable the assessment of the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company and a related party entered into a building lease effective on September 1, 2018, which had a one-year term that expired on August 31, 2019, was renewed for a one-year term that expired on August 31, 2020, was renewed for a one-year term that expired on August 31, 2021, and has been renewed for a one-year term that expires August 31, 2022, at a monthly rent of $9,791. On March 23, 2021, the Company and an unrelated party entered into a lease of premises in Tulsa, Oklahoma, having a monthly rental of $5,500. The lease has a one-year term that expired on March 31, 2022, and was renewed for a one-year term at the same rent. The Company is obligated to pay all taxes, insurance, operating expenses, repairs and certain maintenance costs and utilities. Because each of these leases has a term of 12 months or less and there is no assurance the Company will remain in the building locations after the leases have expired, the Company has concluded that this ASU does not apply to these leases.

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

Note 3 – Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2022, the Company had a working capital deficit of $967,003 and an accumulated deficit of $6,532,567. In addition, the Company has generated operating losses since its inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products and services, introducing additional products and services, controlling operating expenses, negotiating extensions of overdue notes payable and raising either debt or equity financing. There is no assurance that the Company will be able to implement any of these measures.

Note 4 – Intangible Assets and Goodwill

Intangible assets, including patents and patent applications, a trademark and an internet domain related to Medtainer and distribution rights under a Distributorship Agreement dated August 6, 2020, are recorded at cost or estimated fair value at the date of acquisition. Goodwill relates to an Asset Purchase Agreement, amended as of June 8, 2018. The Company tested intellectual property and goodwill for impairment in preparing its financial statements for the year ended December 31, 2021, and determined that no adjustment was required. As of March 31, 2022, and December 31, 2021, there was no impairment of these assets, which are included in the tables below:

Intangible Assets and Goodwill at March 31, 2022
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
Distributorship Agreement	5 years	$900,000	$(265,932)	$634,068
U.S. patents	15 years	435,000	(108,725)	326,275
U.S. patents	16 years	435,000	(104,642)	330,358
Canadian patents	20 years	260,000	(49,329)	210,671
European patents	14 years	30,000	(7,959)	22,041
Molds	15 years	150,000	(37,485)	112,515
Trademark	Indefinite life	220,000	–	220,000
Domain name	Indefinite life	2,000	–	2,000
Intangible totals		$2,432,000	$(574,072)	$1,857,928
Goodwill		$1,020,314	$–	$1,020,314

Intangible Assets and Goodwill at December 31, 2021
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
GP distribution agreement	5 years	$900,000	$(220,932)	$679,068
U.S. patents	15 years	435,000	(101,597)	333,403
U.S. patents	15 years	435,000	(97,781)	337,219
Canadian patents	20 years	260,000	(46,095)	213,905
European patents	14 years	30,000	(7,437)	22,563
Molds	15 years	150,000	(35,028)	114,972
Trademark	Indefinite life	220,000	–	220,000
Domain name	Indefinite life	2,000	–	2,000
Intangible totals		$2,432,000	$(508,870)	$1,923,130
Goodwill		$1,020,314	$–	$1,020,314

Note 5 – Convertible Notes Payable and Promissory Notes Payable

As of March 31, 2022, and December 31, 2021, the Company had outstanding the following convertible notes payable and notes payable:

	March 31, 2022		December 31, 2021
		Accrued		Accrued
	Principal	Interest	Principal	Interest
Convertible Notes Payable
July 2014 $75,000 note, convertible into common stock at $5.00 per share, 10% interest, in default (a)	$66,172	$38,600	$66,172	$36,496
July 2014 $15,000 note, convertible into Common Stock at $5.00 per share, 10% interest, in default (a)	15,000	13,000	15,000	12,625
	$81,172	$51,600	$81,172	$49,571
Notes Payable
February 2018 $298,959 note, due February 2019, 10% interest, in default (b)	$134,692	$738	$162,274	$889
August 2015 $75,000 note, with one-time interest charge of $75,000 (c)	53,020	36,980	53,020	36,980
Related party obligation (d)	62,193	–	72,193	–
	$249,905	$37,718	$287,487	$37,869
Total	$331,077	$89,318	$368,659	$87,440

(a)	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000 and made payments of $8,828 on them as of March 31, 2021. These notes are convertible into shares of the Common Stock at a conversion price of $295 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% annual rate.

(b)	On February 22, 2018, the Company made a promissory note in the principal amount of $298,959 in favor of an unrelated party, which comprised the unpaid principal amount of $200,000 due on a prior note in favor of that party and $98,959 of accrued interest thereon. At March 31, 2021, there was no accrued interest. The balance of this note was $134,692 and $162,274 at March 31, 2022, and December 31, 2021, respectively. The Note was due on February 22, 2019. The Company is negotiating an extension.

(c)	On August 15, 2015, the Company made a promissory note in the principal amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note was paid on or before its maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if not so repaid. Upon an event of default, as defined in the note, interest will be compounded daily. This note matured on August 11, 2016. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of accrued interest on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. During the three months ended March 31, 2022, and the year ended December 31, 2021, the Company made payments of $0 and $11,227, respectively, on the principal and $0 and $33,775, respectively, on the interest accrued on this note. At March 31, 2022, and December 31, 2021, the balance of the note was $53,020, respectively, and accrued interest, including the $75,000 fee included therein, was $36,980, respectively. The Company is negotiating an extension.

(d)	On June 15, 2020, the Company and a related party entered into a Separation Agreement, dated June 15, 2020, under which, commencing on January 1, 2021, the Company agreed to repay $145,844 that the Company owed him in 24 monthly payments of $6,093, including interest at the Applicable Federal Rate. During the three months ended March 31, 2022, and the year ended December 31, 2021, the Company made payments of $10,000 and $90,000, respectively. At March 31, 2022, and December 31, 2021, the balance of the note was $62,193 and $72,193, respectively.

Note 6 – Stockholders’ Equity

On October 8, 2020, the Company combined the outstanding shares of its common stock on the basis of 1 share of common stock for each 59 shares of common stock. The effects of this combination have been retroactively applied to all periods presented in the unaudited consolidated financial statements.

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

During the three months ended March 31, 2022, the Company issued 280,001 shares of Common Stock to four individuals. The aggregate purchase price of these shares was $210,000. During the year ended December 31, 2021, the Company issued 485,000 shares of Common Stock to eight individuals. The aggregate purchase price of these shares was $615,000.

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

The Company made no awards in any other form during the three months ended March 31, 2022, and March 31, 2021.

The Company expensed $0 for share-based compensation under the 2018 Plan in the three months ended March 31, 2022, and March 31, 2021, respectively, for its employees and consultants in the accompanying consolidated statements of operations.

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors, as compensation pursuant to a Director Agreement, dated as of that date and, in the three months ended March 31, 2021, the Company expensed $270,000 for share-based compensation in respect of these shares (see Note 6), based on their fair market value of $2.25 per share on their date of issuance.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded no income tax expense during the three months ended March 31, 2022, and March 31, 2021.

Note 9 – Related-Party Transactions

Loans

The Company has received loans from its officers and directors from time to time since its inception. During the three months ended March 31, 2022, the Company received $64,839 in loans from one of its officers and directors and repaid $65,000 of these loans. During the three months ended March 31, 2021, the Company received no such loans and repaid $60,793 of these loans. The balance of these loans at March 31, 2022, and December 31, 2021, was $320,250 and $320,411, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company makes building lease payments and purchases products for resale from entities owned by a related party, who is also one of its executive officers.

Payments made to related parties for the three months ended March 31, 2022, and March 31, 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
Building lease payments	$28,197	$27,201
Purchase of products for resale	152,923	74,126
Total	$181,120	$101,327

Director Compensation

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors, as compensation pursuant to a Director Agreement, dated as of that date. (See Note 7.)

Note 10 – Concentrations

For the three months ended March 31, 2022, two of the Company's customers accounted for approximately 15% and 14%, respectively, of total revenues. For the three months ended March 31, 2021, two of the Company's customers accounted for 46% and 25%, respectively, of total revenues.

For the three months ended March 31, 2022, and March 31, 2021, the Company purchased approximately 42% and 82%, respectively, of its products for cost of goods sold from one distributor.

As of March 31, 2022, two of the Company's customers accounted for 37% and 34%, respectively, of its accounts receivables. As of December 31, 2021, two of the Company’s customers accounted for 43% and 34%, respectively, of its accounts receivable.

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

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of March 31, 2022, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 18, 2021. Further, the Company urges caution regarding the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described in Part II, Item 1A, Risk Factors, or other events, could have a material adverse effect on the Company’s business, results of operations and financial position.

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

Also, in connection with the pandemic:

•	The Company’s chief executive officer has waived current payment of his salary since June 1, 2020; however, the Company is accruing it and is obligated to pay the deferred amount, which was $325,000 as of March 31, 2022, at some future time.

•	The Company has purchased from Polymation fewer Medtainers than required under the Production Contract; while doing so has enabled the Company to preserve cash by reducing expenses, it also subjects it to claims for breach of that agreement.

•	On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the CARES Act and pursuant to all regulations and guidance promulgated or provided by the Small Business Administration and other Federal agencies that are now or may become applicable to the loan. The loan bore interest at the rate of 1% per annum and, as provided in the CARES Act, no interest was accrued during the first 6 months after the loan amount was disbursed. On August 5, 2021, this note was fully forgiven.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022, and March 31, 2021

The following table sets forth information from the consolidated statements of operations for the three months ended March 31, 2022, and March 31, 2021.

	Three Months Ended March 31,
	2022	2021
Revenues	$926,148	$1,872,958
Cost of goods sold	607,965	1,550,041
Gross profit	318,183	322,917

Operating expenses	486,668	614,886
Loss from operations	(168,485)	(291,969)

Non-operating expense:
Interest expense	(4,632)	(5,004)
Net loss	$(173,117)	$(296,973)

Revenues and Cost of Goods Sold

Revenue for the three months ended March 31, 2022, was $926,148, from which the Company earned a gross profit of $318,183, or 34% of sales. Revenues for the three months ended Mach 31, 2021, were $1,872,958, from which the Company earned a gross profit of $322,917, or 17% of sales. The decrease was primarily due to a $1,127,850 decrease in sales from GrowPods, a $70,720 decrease in revenues from sales of humidity pack inserts and a $2,589 decrease in sales of Medtainers. The decrease was partially offset by a $187,802 increase in sales of lighters, an increase of $27,075 increase in sales of mylar bags, a $23,607 increase in printing and a $10,872 increase in sales of plastic lighter holders. Cost of goods sold for the three months ended March 31,2022, and March 31, 2021, were $607,965 and $1,550,041, respectively. This decrease was primarily due to a $1,045,880 decrease in the cost of GrowPods, a $49,722 decrease in the cost of humidity pack inserts and a $10,853 in the cost of other products. This decrease in cost of goods sold was partially offset by a $124,101 increase in the cost of lighters and a $15,374 increase in the cost of Mylar bags. Overall, gross profit increased from 17% for the three months ended March 31, 2021, to 34% in 2022, because, in the later period, gross profit for GrowPods and related products were 21%, based upon revenues of $197,150, while gross profit for Medtainers and related products and services was 79%, based upon revenues of $728,998.

Operating Expenses

Operating expenses for the three months ended March 31, 2022, and March 31, 2021, consisted of the following:

	Three Months Ended March 31,
	2022	2021
Advertising and marketing	$48,469	$14,827
Depreciation and amortization	69,023	70,440
Professional fees	94,795	77,073
Share-based compensation	–	270,000
Payroll	183,552	114,818
General and administrative	90,829	67,728
Total operating expenses	$486,668	$614,886

Operating expenses for the three months ended March 31, 2022, and March 31, 2021, were $486,668 and $614,886, respectively. The decrease was attributable to a $270,000 decrease in share-based compensation, which was partially offset by a $68,734 increase in payroll expense, a $33,642 increase in advertising and marketing and a $23,101 increase in general and administrative expense.

Loss from Operations

The Company's operating loss for the three months ended March 31, 2022, was $168,485 ($69,023 of which was non-cash expense for depreciation and amortization). Compared with $291,969 for the three months ended March 31, 2021 ($270,000 of which was non-cash expense for share-based compensation and $70,440 of which was non-cash expense for depreciation and amortization). The Company believes that, owing to the effect of the pandemic on its customers, receivables have been and may continue to be collected more slowly than prescribed by their payment terms and some may prove to be uncollectible.

Interest Expense

For the three months ended March 31,2022, and March 31, 2021, interest expense was $4,632 and $5,004, respectively.

Net Loss

The net loss for the three months ended March 31, 2022, was $173,117 ($69,023 of which was non-cash expense for depreciation and amortization) versus a net loss of $296,973 for the three months ended March 31, 2021 ($270,000 of which was non-cash expense for share-based compensation and $70,440 of which was non-cash expense for depreciation and amortization). As described above, the principal reason for this difference was the $270,000 decrease in share-based compensation.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $117,478 in cash and accounts receivable of $210,462. As of March 31, 2022, and December 31, 2021, the Company had negative working capital of $967,003 and $1,073,722, respectively. As of March 31, 2022, the Company had no commitments for capital expenditures. As of March 31, 2022, the Company had inventory of approximately 102,000 Medtainer units, approximately 87,771 units of other products and one GrowPod.

In addition to the Cares Loan, the Company received $10,000 from sales of shares of Common Stock to individuals during the year ended December 31, 2020, and received $615,000 from sales of Common Stock to individuals during 2021; it has received $210,000 from such sales in 2022. The Company believes that it will require approximately $765,000 in additional funding for the next 12 months, including approximately $600,000 to repay loans and interest that are past due, assuming that the Company’s operating loss remains at the same level and that it does not acquire the assets of GP, as it announced it may on February 28, 2022; if it does consummate this acquisition, the Company believes that it would require approximately $2,300,000 in additional funding for the next 12 months, owing to increased expenses associated with operating and integrating the acquired business. The Company is seeking extensions of its overdue loans, and if it is successful in doing so, the amount of such funding will be reduced, but no assurance can be given as to the extent to which it will be successful. The Company plans to fund its activities principally through the sale of debt or equity securities to private investors. There is no assurance that such funding will be available on acceptable terms or available at all. If the Company is unable to raise sufficient funds when required or on acceptable terms, it may have to reduce its operations significantly or discontinue them. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

The Company had no material commitments for capital expenditures as of March 31, 2022, or as of the date of this report.

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

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, the Company requires substantial additional capital for its existing operations and would require a greater amount if the GP Acquisition were consummated. In the event that it cannot raise such capital, it may have to curtail its operations or it could fail.

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

See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Impact of the Covid-19 Pandemic for further information.

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

Other laws that could affect us directly, if, contrary to our belief, we were found to be a Cannabis Industry Participant, or indirectly through Cannabis Industry Participants with whom we do business, include:

•	Under federal law and the laws of some states, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term “drug paraphernalia” includes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether the Company’s products are drug paraphernalia is its national and local advertising concerning their use. The Company is aware that its products may be used for the above purposes and believes that some of its customers may so use them; however, it does not believe that any of its products were designed or are intended for cannabis-related purposes or that any of its products are drug paraphernalia. The Company and its officers could be subject to prosecution by federal and state authorities if they were to determine otherwise. Such prosecution could have an immediate and materially adverse effect on the Company.

•	Businesses trafficking in cannabis may not take federal tax deductions for costs beyond costs of goods sold. We cannot predict how the federal government may treat cannabis business from a taxation standpoint in the future.

•	Because the cultivation, sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property and proprietary rights, particularly with respect to obtaining and enforcing patents and trademarks.

•	Cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act.

•	Some courts have ruled that the federal bankruptcy courts cannot provide relief for parties who engage in the cannabis business. Such rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity or that courts cannot ask a bankruptcy trustee to take possession of and distribute cannabis assets as such action would violate the Controlled Substances Act.

•	Since cannabis is illegal under federal law, many banks do not accept funds from businesses involved in the cannabis industry. Consequently, because some banks have believed that we are involved in the cannabis industry, we have had, and could continue to have, difficulty finding banks willing to accept or continue our business. Under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which includes any transaction associated with the cannabis business. These reports must be filed even though the business is operating legitimately under state law. On February 14, 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memo”) providing guidance respecting Bank-Secrecy-Act-compliant ways for financial institutions to service state-sanctioned cannabis businesses. The FinCEN Memo refers to supplementary guidance that was issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the Controlled Substances Act and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous (the “Cole Memorandum”). Although the Cole Memorandum has been rescinded, the FinCEN Memo remains in place, but if it were rescinded, it would be more difficult for Cannabis Industry Participants – and for us, if we were determined to be a Cannabis Industry Participant – to access the U.S. banking systems and conduct financial transactions, which would adversely affect our operations.

•	Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by the Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued administered or enforced by governmental authorities in the United States.

•	Insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult to find and more expensive to the extent that a company is deemed to operate in the cannabis industry.

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

We have encountered, and may continue to encounter, difficulty in marketing and selling GrowPods and related products.

The Company began selling GrowPods and related products in 2021 and has not yet acquired internal and external personnel in the quantity and with the skills and capacity necessary to market GrowPods, nor has it raised the capital necessary acquire such staff and to market and sell GrowPods. The extent of the Company’s difficulty in marketing and selling GrowPods is indicated by the fact that its revenues from sales of GrowPods diminished from $1,325,000 in the three-month period ended March 31, 2021, to $197,150 in the three-month period ended March 31, 2022. If funds are available, the Company intends to hire additional staff, but cannot assure that it will be able to manage and retain it. Further, if the GP Acquisition is completed, difficulties could arise in integrating GP’s operations with those of the Company that could adversely affect sales of GrowPods. If the Company is unable to market and sell GrowPods successfully, it may have to curtail its operations in this area, which could have a material and adverse impact on the Company, its financial results and its reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, the Company sold 280,001 shares of Common Stock to eight individuals for an aggregate purchase price of $210,000, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(b) or (c) promulgated thereunder. During the three months ended March 31, 2021, the Company sold 485,000 shares of Common Stock to eight individuals for an aggregate purchase price of $615,000, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(b) or (c) promulgated thereunder.

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

ADVANCED CONTAINER TECHNOLOGIES, INC.

Date: May 20, 2022	BY:	/s/ Douglas P. Heldoorn
Douglas P. Heldoorn
Principal Executive Officer

Date: May 20, 2022	BY:	/s/ Jeffory A. Carlson
Jeffory A. Carlson
Principal Accounting Officer

