Form 10-Q
period 2022-06-30
ADVANCED CONTAINER TECHNOLOGIES, INC.
filed 2022-08-22
CIK 1096950

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 22, 2022, there were 51,901,525 shares of the registrant’s Common Stock outstanding.

ADVANCED CONTAINER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended June 30, 2022

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

NOTE REGARDING THIRD-PARTY INFORMATION

This report may include information and estimates that are based on reports and other publications sources from industry analysts, market research firms and other independent sources that were generally available to the public and not commissioned by us, in addition to management’s good faith estimates and analyses. We believe that such reports and publications, if included, are reliable, but have not independently verified them or their underlying data sources, methodologies or assumptions. They contain information and estimates that are based on estimates, forecasts, projections, market research, or similar methodologies, and are inherently subject to uncertainties. Actual events or circumstances may differ materially from events and circumstances reflected in these reports.

NOTE REGARDING DESCRIPTIONS OF CONTRACTS

This report may contain descriptions of contracts and instruments to which the Company or its officers and directors are parties or by which it is affected. Where such contracts or instruments are exhibits to this report, either because they are filed herewith or incorporated herein by reference, you are referred thereto and the descriptions herein are qualified by such reference. These contracts and instruments are identified in Item 6.

NOTE REGARD TRADEMARK

“Medtainer” is a registered trademark owned by the Company. Its use in this report without the symbol “®” should not be considered to be a disclaimer of such ownership or permission to any person to use “Medtainer” without such symbol.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31,2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$101,155	$59,367
Accounts receivable	221,341	229,941
Inventories	432,705	438,333
Prepaid expenses	18,345	17,663
Prepaid inventories	333,000	279,625
TOTAL CURRENT ASSETS	1,106,546	1,024,929
Property and equipment, net of accumulated depreciation of $170,966, and $162,018, respectively	38,773	47,721
Intangible assets, net of accumulated amortization of $639,274 and $508,870, respectively	1,792,726	1,923,130
Goodwill	1,020,314	1,020,314
Security deposits	8,699	8,699
TOTAL ASSETS	$3,967,058	$4,024,793

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$494,069	$458,495
Accrued interest	90,609	88,461
Payroll liabilities	602,986	501,395
Customer deposits	487,336	361,230
Convertible notes	81,172	81,172
Notes payable	129,249	287,487
Loan payable - stockholder	386,896	320,411
TOTAL CURRENT LIABILITIES	2,272,317	2,098,651

Commitments and contingencies (Notes 3, 5, 9 and 11)

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.00001 per share, issuable in series: 10,000,000 shares authorized; 1,000,000 shares designated Series A Convertible Preferred stock issued and outstanding at June 30, 2022 and December 31, 2021	10	10
Common Stock, par value $0.00001 per share: 100,000,000 shares authorized; 51,901,525 issued and outstanding at June 30, 2022, and 51,621,524 at December 31, 2021	519	516
Additional paid in capital	8,495,063	8,285,066
Accumulated deficit	(6,800,851)	(6,359,450)
TOTAL STOCKHOLDERS' EQUITY	1,694,741	1,926,142
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,967,058	$4,024,793

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$739,342	$758,572	$1,665,490	$2,631,530

Cost of good sold	532,131	491,828	1,140,100	2,041,869

Gross Profit	207,211	266,744	525,390	589,661

Operating expenses:
Advertising and marketing	29,522	17,604	77,991	32,431
Bad debt	5,750	–	5,750	–
Depreciation and amortization	69,516	69,384	138,539	139,824
Professional fees	50,576	51,048	152,899	128,121
Share-based compensation	–	–	–	270,000
Payroll	225,752	349,244	409,304	464,062
General and administrative	88,873	69,090	172,170	136,818
Total operating expenses	469,989	556,370	956,653	1,171,256

Operating loss	(262,778)	(289,626)	(431,263)	(581,595)

Non-operating income (expense)
Interest expense	(5,506)	(7,786)	(10,138)	(12,790)
Total non-operating income (expenses), net	(5,506)	(7,786)	(10,138)	(12,790)

Net Loss	$(268,284)	$(297,412)	$(441,401)	$(594,385)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	51,901,525	51,621,524	51,867,971	51,218,843

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(441,401)	$(594,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,948	11,727
Share-based compensation	–	270,000
Amortization	130,404	130,404
Bad debt	5,750	–
Increase (decrease) in cash from changes in operating assets and liabilities operating assets:
Accounts receivable	2,850	38,238
Inventories	5,628	(209,453)
Prepaid expenses	(682)	(12,638)
Prepaid inventories	(53,375)	(19,500)
Accounts payable and accrued expenses	35,574	53,100
Accrued interest	2,148	(19,055)
Payroll liabilities	101,591	186,991
Customer deposits	126,106	(281,692)
NET CASH USED IN OPERATING ACTIVITIES	(76,459)	(446,263)

INVESTING ACTIVITIES:
Acquisition of property and equipment	–	(16,000)
NET CASH USED IN INVESTING ACTIVITIES	–	(16,000)

FINANCING ACTIVITIES:
Repayment of debt	(158,238)	(56,400)
Proceeds from issuance of common stock	210,000	615,000
Proceeds from stockholder loan	163,351	1,350
Repayment of stockholder loan	(96,866)	(93,474)
NET CASH PROVIDED BY FINANCING ACTIVITIES	118,247	466,476

INCREASE IN CASH	41,788	4,213

CASH - BEGINNING OF PERIOD	59,367	333,368

CASH - END OF PERIOD	$101,155	$337,581

Supplemental disclosures of cash flow information:
Interest paid	$6,080	$34,318
Taxes paid	$1,800	$–

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited):

	Series A Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2021	1,000,000	$10	51,621,524	$516	$8,285,066	$(6,359,450)	$1,926,142

Issuance of common stock in private placement	–	–	280,001	3	209,997	–	210,000

Net loss	–	–	–	–	–	(173,117)	(173,117)

Balances - March 31, 2022	1,000,000	10	51,901,525	519	8,495,063	(6,532,567)	1,963,025

Net loss		–	–	–	–	(268,284)	(268,284)

Balances - June 30, 2022	1,000,000	$10	51,901,525	$519	$8,495,063	$(6,800,851)	$1,694,741

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (Unaudited):

	Series A Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2020	1,000,000	$10	51,016,524	$510	$7,400,082	$(5,514,394)	$1,886,208

Issuance of common stock in private placement	–	–	485,000	5	614,995	–	615,000

Common Stock issued in directors agreement	–	–	120,000	1	269,999	–	270,000

Net loss	–	–	–	–	–	(296,973)	(296,973)

Balances - March 31, 2021	1,000,000	10	51,621,524	516	8,285,076	(5,811,367)	2,474,235

Net loss		–	–	–	–	(297,412)	(297,412)

Balances - June 30, 2021	1,000,000	$10	51,621,524	$516	$8,285,076	$(6,108,779)	$2,176,813

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

Note 1 – Description of Business and Organization

Advanced Container Technologies, Inc. (the “Company”) markets and sells two principal products: (i) beginning in the first quarter of 2021, GrowPods, which are specially modified insulated shipping containers manufactured by GP Solutions, Inc. (“GP”), in which plants, herbs and spices may be grown hydroponically in a controlled environment (“GrowPods”) and (ii) the Medtainer, which may be used to store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Company also markets and sells products related to GrowPods and the Medtainer. The Company also provides private labeling and branding for purchasers of Medtainers, lighters and other products. Management believes they have one reportable segment given the financial information that is available for review by the chief decision-maker.

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

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of 3 months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2022, or December 31, 2021.

Accounts Receivable

Included in accounts receivable on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based upon experience and the judgment of management, the provision for doubtful accounts was $5,750 for the six months ended June 30, 2022.

Inventories

Inventories, which consist of products held for resale, are stated at the lower of cost (determined using the first-in first-out method) and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of operations. As of June 30, 2022, no inventory reserves were considered necessary.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Furniture and fixtures are depreciated over the useful life of 7 years. Machinery, equipment, and computers are depreciated over the useful life of 3 to 7 years. Leasehold improvements are depreciated over 2 years and were fully depreciated as of June 30, 2022. Expenditures for additions and improvements are capitalized and repairs and maintenance are expensed as incurred.

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

The Company reviews intangible assets subject to amortization at least annually to determine whether any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent than quarterly impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down the carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize its remaining carrying value prospectively over its revised remaining useful life. The Company has conducted its annual impairment test of goodwill during the fourth quarter of each year. The estimation of fair value requires significant judgment. There was no impairment of intangible assets, long-lived assets or goodwill during the six-month periods ended June 30, 2022, or June 30, 2021.

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

Revenue from sales of items sold by the Company for the three months ended June 30, 2022, and June 30, 2021, and the percentage of sales allocable to each item to the Company’s total revenues were as follows:

	Three Months Ended June 30,
	2022		2021
	Revenues	%	Revenues	%
GrowPods and related products	$202,500	27%	$145,000	19%
Medtainers	188,655	26%	273,961	36%
Lighters	174,286	24%	129,600	17%
Humidity pack inserts	92,884	13%	86,409	11%
Plastic lighter holders	37,640	5%	35,682	5%
Printing	22,450	3%	14,492	2%
Shipping charges	18,672	3%	21,790	3%
Jars	4,175	1%	8,900	1%
Others	(1,920)	0%	42,738	6%
Total revenues	$739,342	100%	$758,572	100%

Revenue from sales of items sold by the Company for the six months ended June 30, 2022, and June 30, 2021, and the percentage of sales allocable to each item to the Company’s total revenues were as follows:

	Six Months Ended June 30,
	2022		2021
	Revenues	%	Revenues	%
Lighters	$444,347	27%	$211,859	8%
Medtainers	410,896	25%	498,745	19%
GrowPods and related products	399,650	24%	1,470,000	56%
Humidity pack inserts	173,418	10%	237,663	9%
Plastic lighter holders	78,198	5%	65,368	2%
Printing	55,547	3%	23,980	1%
Others	49,003	3%	67,242	3%
Shipping charges	42,556	3%	39,633	2%
Jars	11,875	1%	17,040	1%
Total revenues	$1,665,490	100%	$2,631,530	100%

The table below presents the customer deposits payable balance and the significant activity affecting customer deposits during the period ended June 30, 2022:

Balance at December 31, 2021	$361,230
New customer deposits received	591,101
Revenue recognized from customer deposits	(464,995)
Balance at June 30, 2022	$487,336

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, is carried on a historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of the Company’s short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features, such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Advertising

Advertising and marketing expenses are charged to operations as incurred. These expenses totaled $77,991 and $32,431 for the six months ended June 30, 2022, and June 30, 2021, respectively.

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

ASC Topic 740-10-30 clarifies accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has no material uncertain tax positions.

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

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The diluted loss per share is calculated by dividing the Company’s net loss attributable to common stockholders by the diluted weighted average number of shares outstanding during the year. The potentially dilutive stock options on the Company’s common stock were not considered in the computation of diluted net loss per share as they would be anti-dilutive. No dilutive effective as calculated for the three and six months ended June 30, 2022, and June 30, 2021, as the Company reported a net loss for each period.

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

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” For convertible instruments, FASB reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) those issued with substantial premiums for which the premiums are recorded as paid-in capital. FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. FASB also decided to improve and amend the related earnings per share guidance. The amendments in this update are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Management is currently evaluating the potential impact of this new standard.

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

Note 3 – Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2022, the Company had a working capital deficit of $1,165,771 and an accumulated deficit of $6,800,851. In addition, the Company has generated operating losses since its inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products and services, introducing additional products and services, controlling operating expenses, negotiating extensions of overdue notes payable and raising either debt or equity financing. There is no assurance that the Company will be able to implement any of these measures.

Note 4 – Intangible Assets and Goodwill

Intangible assets, including patents and patent applications, a trademark and an internet domain related to Medtainer and distribution rights under a Distributorship Agreement dated August 6, 2020, are recorded at cost or estimated fair value at the date of acquisition. Goodwill relates to an Asset Purchase Agreement, amended as of June 8, 2018. The Company tested intellectual property and goodwill for impairment in preparing its financial statements for the year ended December 31, 2021, and determined that no adjustment was required. As of June 30, 2022, and December 31, 2021, there was no impairment of these assets, which are included in the tables below:

Intangible Assets and Goodwill at June 30, 2022
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
Distributorship Agreement	5 years	$900,000	$(310,932)	$589,068
U.S. patents	15 years	435,000	(115,853)	319,147
U.S. patents	16 years	435,000	(111,503)	323,497
Canadian patents	20 years	260,000	(52,563)	207,437
European patents	14 years	30,000	(8,481)	21,519
Molds	15 years	150,000	(39,942)	110,058
Trademark	Indefinite life	220,000	–	220,000
Domain name	Indefinite life	2,000	–	2,000
Intangible totals		$2,432,000	$(639,274)	$1,792,726
Goodwill		$1,020,314	$–	$1,020,314

Intangible Assets and Goodwill at December 31, 2021
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
GP distribution agreement	5 years	$900,000	$(220,932)	$679,068
U.S. patents	15 years	435,000	(101,597)	333,403
U.S. patents	15 years	435,000	(97,781)	337,219
Canadian patents	20 years	260,000	(46,095)	213,905
European patents	14 years	30,000	(7,437)	22,563
Molds	15 years	150,000	(35,028)	114,972
Trademark	Indefinite life	220,000	–	220,000
Domain name	Indefinite life	2,000	–	2,000
Intangible totals		$2,432,000	$(508,870)	$1,923,130
Goodwill		$1,020,314	$–	$1,020,314

Note 5 – Convertible Notes Payable and Promissory Notes Payable

As of June 30, 2022, and December 31, 2021, the Company had outstanding the following convertible notes payable and notes payable:

	June 30, 2022		December 31, 2021
		Accrued		Accrued
	Principal	Interest	Principal	Interest
Convertible Notes Payable
July 2014 $75,000 note, convertible into common stock at $5.00 per share, 10% interest, in default (a)	$66,172	$40,254	$66,172	$36,496
July 2014 $15,000 note, convertible into Common Stock at $5.00 per share, 10% interest, in default (a)	15,000	13,375	15,000	12,625
	$81,172	$53,629	$81,172	$49,571
Notes Payable
February 2018 $298,959 note, due February 2019, 10% interest, in default (b)	$57,548	$–	$162,274	$889
August 2015 $75,000 note, with one-time interest charge of $75,000 (c)	53,020	36,980	53,020	36,980
Related party obligation (d)	18,681	–	72,193	–
	$129,249	$36,980	$287,487	$37,869
Total	$210,421	$90,609	$368,659	$87,440

(a)	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000 and made payments of $8,828 on them as of June 30, 2022. These notes are convertible into shares of the Common Stock at a conversion price of $295 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% annual rate.

(b)	On February 22, 2018, the Company made a promissory note in the principal amount of $298,959 in favor of an unrelated party, which comprised the unpaid principal amount of $200,000 due on a prior note in favor of that party and $98,959 of accrued interest thereon. The balance of this note was $57,548 and $162,274 at June 30, 2022, and December 31, 2021, respectively, and accrued interest was $0 and $889, respectively. The Note was due on February 22, 2019. The Company is negotiating an extension.

(c)	On August 15, 2015, the Company made a promissory note in the principal amount of $150,000 in favor of an unrelated party. The note bears interest at 0.48% per annum, provided that the note was paid on or before its maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if not so repaid. Upon an event of default, as defined in the note, interest will be compounded daily. This note matured on August 11, 2016. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and $663 of accrued interest on this note for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his foregoing the interest that would have accrued on the promissory note at the default rate but for the waiver. During the six months ended June 30, 2022, and the year ended December 31, 2021, the Company made payments of $0 and $11,227, respectively, on the principal and $0 and $33,775, respectively, on the interest accrued on this note. At June 30, 2022, and December 31, 2021, the balance of the note was $53,020, respectively, and accrued interest, including the $75,000 fee included therein, was $36,980, respectively. The Company is negotiating an extension.

(d)	On June 15, 2020, the Company and a related party entered into a Separation Agreement, dated June 15, 2020, under which, commencing on January 1, 2021, the Company agreed to repay $145,844 that the Company owed him in 24 monthly payments of $6,093, including interest at the Applicable Federal Rate. During the six months ended June 30, 2022, and the year ended December 31, 2021, the Company made payments of $53,513 and $90,000, respectively. At June 30, 2022, and December 31, 2021, the balance of the note was $18,681 and $72,193, respectively.

Note 6 – Stockholders’ Equity

On October 8, 2020, the Company combined the outstanding shares of its common stock on the basis of 1 share of common stock for every 59 shares of common stock. The effects of this combination have been retroactively applied to all periods presented in the unaudited consolidated financial statements.

On July 30, 2020, the Company filed articles of amendment with the Secretary of State of the State of Florida, pursuant to which, a series of 1,000,000 of its 10,000,000 authorized shares of preferred stock was designated, which series is named Series A Convertible Preferred Stock (“Series A Preferred”). Each share of Series A Preferred is convertible into 0.3051 shares of Common Stock, has the dividend and distribution rights and redemption rights of the shares of Common Stock into which it is convertible, is not redeemable and has voting power equal to the combined voting power of all other of classes and series of the Company’s capital stock. On June 24, 2020, the Company issued all of the shares of this series to a related party in exchange for 305,085 shares of Common Stock.

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

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of the Company’s directors as compensation pursuant to a Director Agreement between the Company and him, dated as of that date.

During the six months ended June 30, 2022, the Company issued 280,001 shares of Common Stock to four individuals. The aggregate purchase price of these shares was $210,000. During the year ended December 31, 2021, the Company issued 485,000 shares of Common Stock to eight individuals. The aggregate purchase price of these shares was $615,000.

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

	Shares of Common Stock
Vesting Dates	Employees	Consultants
December 31, 2018	–	3,136
January 1, 2019	12,712	–
March 31, 2019	–	2,542
June 30, 2019	5,085	–
June 30, 2020	5,085	–
Total vested at June 30, 2022	22,882	5,678

The Company made no awards in any other form during the six months ended June 30, 2022, and June 30, 2021.

The Company expensed $0 for share-based compensation under the 2018 Plan in the six months ended June 30, 2022, and June 30, 2021, respectively, for its employees and consultants in the accompanying consolidated statements of operations.

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors, as compensation pursuant to a Director Agreement, dated as of that date and, in the six months ended June 30, 2021, the Company expensed $270,000 for share-based compensation in respect of these shares (see Note 6), based on their fair market value of $2.25 per share on their date of issuance.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded $1,600 and $2,700, respectively, for minimum State franchise fees in general and administrative expenses during the six months ended June 30, 2022, and June 30, 2021.

Note 9 – Related-Party Transactions

Loans

The Company has received loans from its officers and directors from time to time since its inception. During the six months ended June 30, 2022, the Company received $163,351 in loans from one of its officers and directors and repaid $96,866 of these loans. During the six months ended June 30, 2021, the Company received $1,350 and repaid $93,474 of these loans. The balance of these loans at June 30, 2022, and December 31, 2021, was $386,896 and $320,411, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company makes building lease payments and purchases products for resale from entities owned by a related party, who is also one of its executive officers.

Payments made to related parties for the six months ended June 30, 2022, and June 30, 2021, were as follows:

	Six Months Ended June 30,
	2022	2021
Building lease payments	$56,394	$54,042
Purchase of products for resale	270,659	180,121
Total	$327,053	$234,163

Director Compensation

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors as compensation pursuant to a Director Agreement, dated as of that date. (See Note 7.)

Note 10 – Concentrations

For the three months ended June 30, 2022, two of the Company’s customers accounted for approximately 22% and 19% of total revenues. For the three months ended June 30, 2021, two of the Company’s customers accounted for 24% and 10% of total revenues.

For the six months ended June 30, 2022, two of the Company’s customers accounted for approximately 17% and 14% of total revenues. For the six months ended June 30, 2021, two of the Company’s customers accounted for 41% and 17% of total revenues.

For the three months ended June 30, 2022, and June 30, 2021, the Company purchased approximately 45% and 51%, respectively, of its products for cost of goods sold from one distributor. For the six months ended June 30, 2022, and June 30, 2021, the Company purchased approximately 46% and 72%, respectively, of its products for cost of goods sold from one distributor.

As of June 30, 2022, two of the Company's customers accounted for 36% and 32%, respectively, of its accounts receivables. As of December 31, 2021, two of the Company’s customers accounted for 34% and 30%, respectively, of its accounts receivable.

Note 11 – Commitments

On September 1, 2018, the Company entered into an operating lease with an entity owned by a related party calling for monthly payments of $8,641, plus 100% of operating expenses, for a term expiring on August 31, 2019. On September 1, 2019, this lease was amended such that it expired on August 31, 2020, and the rent thereunder was increased to $8,967 per month. On September 1, 2020, this lease was amended such that its term will expire on August 31, 2021, and the rent thereunder was increased to $9,007 per month. On September 1, 2021, the lease was amended such that its term will expire on August 31, 2022, and the rent thereunder was increased to $9,791 per month. Management is currently negotiating a lease extension.

The Company leases premises of 6,000 square feet, which it uses as a showroom, in Tulsa, Oklahoma, at a monthly rental of $5,500 for a term that will expire on March 31, 2023.

Under an agreement with the supplier of Medtainers entered into in 2018, the Company agreed to purchase a minimum of 30,000 units of product per month. Under the terms of this agreement, the minimum purchase quantity increases by 1% on every anniversary of its effective date and is now 31,218 units per month. The purchase price for units is subject to periodic adjustment for changes in the consumer price index. This agreement will expire on April 30, 2031; however, it can be terminated upon payment of $400,000.

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

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of June 30, 2022, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 18, 2021. Further, the Company urges caution regarding the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described in Part II, Item 1A, Risk Factors, or other events, could have a material adverse effect on the Company’s business, results of operations and financial position.

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

Impact of the Covid-19 Pandemic

For more information regarding the impact of the Covid-19 pandemic on the Company, see Part II – Item 1A – Risk Factors.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain estimates could be affected by external conditions, including those unique to its industry, and general economic conditions, which could affect the Company s estimates so as to cause actual results to differ materially from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly, based on these conditions and records adjustments when necessary.

Significant estimates relied upon in preparing the consolidated financial statements contained in this report include revenue recognition, accounts receivable reserves, inventory and related reserves, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, amortization periods, accrued expenses, share-based compensation, and recoverability of the Company s net deferred tax assets and any related valuation allowances.

Fair Value Measurements

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, is carried on a historical cost basis, which approximates their fair value because of the short-term nature of these instruments. The carrying amounts of the Company s short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

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

Pursuant to ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), the Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter of each fiscal year or more often if circumstances indicate that goodwill may not be recoverable. The Company has conducted annual impairment tests of goodwill during the fourth quarter of each year, commencing in the year ended December 31, 2018, in which year it first acquired intangible assets. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company operates as a single operating unit and consequently evaluates goodwill for impairment based upon an evaluation of the fair value of the Company as a whole. The estimation of fair value requires significant judgment. The goodwill recorded in the consolidated balance sheets at December 31, 2021, and December 31, 2020, was $1,020,314. Goodwill was due entirely to the Company s acquisition of intangible property relating to Medtainers in 2018. Various future events, including changes in demand for the Company s products and the Covid-19 pandemic, could result in an impairment of goodwill. Any adjustments resulting from an impairment test will be reflected in operating income in the Company s consolidated financial statements.

The fair value of acquired technology and patents, as well as acquired technology that the Company may develop, is determined at their acquisition date primarily using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations are typically derived from a weighted-average cost-of-capital analysis and then adjusted to reflect risks inherent in the development life cycle as appropriate. Any loss resulting from an impairment test will be reflected in operating income in the Company s consolidated statements of income. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

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

Revenues from product sales are recognized when a customer obtains control of the Company s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have been recognized is one year or less or the amount is immaterial.

Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Accounting for Income Taxes, under which the Company is required to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable.

Results of Operations

Comparison of the Three Months Ended June 30, 2022, and June 30, 2021

The following table sets forth information from the statements of operations for the three months ended June 30, 2022, and June 30, 2021.

	Three Months Ended
	June 30, 2022	June 30, 2021
Revenues	$739,342	$758,572
Cost of goods sold	(532,131)	(491,828)
Gross profit	207,211	266,744

Operating expenses	469,989	556,370
Loss from operations	(262,778)	(289,626)

Non-operating expense:
Interest expense	(5,506)	(7,786)
Net loss	$(268,284)	$(297,412)

Revenues

Revenues were $739,342 and $758,572 for the three months ended June 30, 2022, and June 30, 2021, respectively. The decrease was primarily due to a $85,306 decrease in revenues from sales of Medtainers and a $44,658 decrease in revenues from sales of other products, and was partially offset by a $57,500 increase in GrowPods and related products and a $44,686 increase in sales of lighters.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2022, and June 30, 2021, were $532,131 and $491,828, respectively. The difference was primarily due to a $57,500 increase in the cost of GrowPods and a $28,060 increase in the cost of lighters, and was partially offset by a $31,682 decrease in other product costs and a $13,708 decrease in cost of Medtainers.

Operating Expenses

The following table sets forth operating expenses for the three months ended June 30, 2022, and June 30, 2021:

	Three Months Ended
	June 30, 2022	June 30, 2021
Advertising and marketing	$29,522	$17,604
Bad debt	5,750	–
Depreciation and amortization	69,516	69,384
Professional fees	50,576	51,048
Payroll	225,752	349,244
General and administrative	88,873	69,090
Total operating expenses	$469,989	$556,370

Operating expenses were $469,989 and $556,370 for the three months ended June 30, 2022, and June 30, 2021, respectively. The decrease in operating expense was attributed to reduction of $123,492 in payroll expense, partially offset by a $11,918 increase in advertising and marketing and a $ 5,750 increase in bad debt expense.

Loss from Operations

Loss from operations decreased from a loss of $289,626 for the three months ended June 30, 2021, to a loss of $262,778 for the three months ended June 30, 2022, primarily due to a decrease $123,492 decrease in payroll expenses, which was partially offset by an increase of $40,303 in cost of goods sold, a $19,783 increase in general and administrative and a $11,918 increase in advertising and marketing.

Other Income (Expense)

For the three months ended June 30, 2022, and June 30, 2021, interest expense was $5,506 and $7,786, respectively.

Net Loss

The net loss for the three months ended June 30, 2022, was $268,284 ($69,516 of which was non-cash expense for depreciation and amortization), versus a net loss of $297,412 ($69,384 of which was non-cash expense for depreciation and amortization), for the three months ended June 30, 2021. As more fully described above, the principal reason for this difference was an $86,381 decrease in operating expenses.

Comparison of the Six Months Ended June 30, 2022, and June 30, 2021

The following table sets forth information from the statements of operations for the six months ended June 30, 2022, and June 30, 2021.

	Six Months Ended
	June 30, 2022	June 30, 2021
Revenues	$1,665,490	$2,631,530
Cost of goods sold	(1,140,100)	(2,041,869)
Gross profit	525,390	589,661

Operating expenses	956,653	1,171,256
Loss from operations	(431,263)	(581,595)

Non-operating income (expense):
Interest expense	(10,138)	(12,790)
Total non-operating income (expense), net	(10,138)	(12,790)

Net loss	$(441,401)	$(594,385)

Revenues

Revenues were $1,665,490 and $2,631,530 for the six months ended June 30, 2022, and June 30, 2021, respectively. The difference was primarily due to a $1,070,350 decrease in revenues from sales of GrowPods, a $87,849 decrease in revenues from Medtainer sales and a $64,245 decrease in revenues from humidity pack sales, partially offset by a $232,488 increase in lighter sales and a $31,567 increase in printing sales.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2022, and June 30, 2021, were $1,140,100 and $2,041,869, respectively. This decrease was primarily due to a $1,085,380 decrease in the cost of GrowPods, a $27,159 decrease in cost of other products and a $8,181 decrease in cost of Medtainers. This decrease was partially offset by a $152,162 increase in cost of lighters.

Operating Expenses

Operating expenses for the six months ended June 30, 2022, and June 30, 2021, consisted of the following:

	Six Months Ended
	June 30, 2022	June 30, 2021
Advertising and marketing	$77,991	$32,431
Bad debt	5,750	–
Depreciation and amortization	138,539	139,824
Professional fees	152,899	128,121
Share-based compensation	–	270,000
Payroll	409,304	464,062
General and administrative	172,170	136,818
Total operating expenses	$956,653	$1,171,256

Operating expenses were $956,653 and $1,171,256 for the six months ended June 30, 2022, and June 30, 2021, respectively. The decrease in operating expenses was attributed to a $270,000 decrease in share-based compensation and a $54,758 decrease in payroll expenses. This decrease was partially offset by a $45,560 increase in advertising and marketing expense and a $35,352 increase in general and administrative expense, of which $13,352 was an increase of rental expense.

Loss from Operations

Loss from operations decreased from a loss of $581,595 for the six months ended June 30, 2021, to $431,263 for the six months ended June 30, 2022, primarily due to a $270,000 decrease in share-based compensation and a $54,758 decrease in payroll expenses, and was partially offset by a $45,560 in advertising and marketing expense.

Other Income (Expense)

For the six months ended June 30, 2022, and June 30, 2021, interest expense was $10,138 and $12,790, respectively.

Net Loss

Net loss for the six months ended June 30, 2021, was $594,385 ($270,000 of which was non-cash expense for share-based compensation and $139,824 of which was non-cash expense for depreciation), versus net loss of $441,401 ($138,539 of which was non-cash expense for depreciation) for the six months ended June 30, 2022. As more fully described above, the principal reason for this difference was a $64,271 decrease in gross profit and a $214,603 decrease in operating expenses.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $101,155 in cash and accounts receivable of $221,341. As of June 30, 2022, and December 31, 2021, the Company had negative working capital of $1,165,771 and $1,073,722, respectively. As of June 30, 2022, the Company had no commitments for capital expenditures. As of that date, the Company had inventory of approximately 72,000 Medtainer products, approximately 115,000 units of other products and two GrowPod units.

During the six months ended June 30, 2022, the Company experienced negative cash flow from operations of $76,459 and added $118,247 of cash flows from financing activities. During the six months ended June 30, 2021, the Company experienced negative cash flow from operations of $446,263 and added $466,476 of cash flows from financing activities. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by the non-cash item of amortization and the decrease in operating assets and liabilities.

The decrease in cash provided from financing activities was primarily a result of a repayment of debt.

On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (the “PPP Loan”) and pursuant to all regulations and guidance promulgated or provided by the SBA and other Federal agencies that are now, or may become, applicable to the loan. On August 5, 2021, the Company was notified that the Paycheck Protection Note and the interest accrued thereon had been forgiven in full, subject to review by the SBA. The principal and interest forgiven will be recorded as non-operating income in the consolidated statement of operations for the quarter ending September 30, 2021.

In 2020, the Company received $137,690 from the PPP Loan and $210,000 from the sale of 348,983 shares of Common Stock to two private investors, and in 2021, the Company has received $615,000 from sales of 485,000 Common Stock to private investors. The proceeds from these transactions, which total $962,690, are insufficient to meet the Company’s capital needs, inasmuch as it believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including approximately $600,000 to repay loans and interest that are past due, assuming that the Company’s operating loss remains at the same level and that it does not acquire the assets of GP, as it announced it may on February 28, 2022. If it does consummate this acquisition, the Company believes that it would require approximately $2,300,000 in additional funding for the next 12 months, owing to increased expenses associated with operating and integrating the acquired business. The Company is seeking extensions of its past-due loans, and if it is successful in doing so, the amount of such funding will be reduced, but assurance can be given as to the extent that it will be successful. The Company plans to fund its activities principally through the sale of debt or equity securities to private investors and, if attained, its profits. There is no assurance that such funding will be available on acceptable terms or available at all, or that the Company will attain profitability. If the Company is unable to raise sufficient funds when required or on acceptable terms, it may have to reduce significantly, or discontinue, its operations. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

The Company had no material commitments for capital expenditures as of June 30, 2022, or as of the date of this report.

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

Recent Accounting Pronouncements

Refer to Note 2 of the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Due to the Company’s measures to reduce operating expenses, principally payroll costs, the COVID-19 pandemic did not have a material impact on its results of operations in 2020, 2021 and the second quarter of 2022. Nevertheless, the federal and local governmental restrictions that were implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement and gathering of people, affected the Company during these periods. During these periods, the cost-saving actions that the Company took to address and mitigate the effects of COVID-19 among other things reduced its ability to market its products at trade shows, led to disruptions in its business, reduced its ability to grow, resulted in the termination of many employees and increased the workload for the employees that were retained. These measures may have affected the ability of the Company to raise capital and may have created risks to the effectiveness of the Company’s internal controls. Almost all restrictions affecting the Company have been lifted. Accordingly, the Company has resumed normal operations and expects to operate normally as long as infections continue to remain at their current level. If, however, the pandemic were to intensify, the risks to which the Company is subject, including, but not limited to, those arising because of its inability to raise capital, the ability of its customers to pay the Company on a timely basis or at all and the execution of its strategy, could increase.

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

We have had and may continue to have difficulty in marketing and selling GrowPods and related products

The Company began selling GrowPods and related products in 2021 and has not yet acquired internal and external personnel in the quantity and with the skills and capacity necessary to market GrowPods, nor has it raised the capital necessary acquire such staff and to market and sell GrowPods. The extent of the Company’s difficulty in marketing and selling GrowPods is indicated by the fact that its revenues from sales of GrowPods diminished from $1,470,000 for the six-month period ended June 30, 2021, to $399,650 for the six-month period ended June 30, 2022. If funds are available, the Company intends to hire additional staff, but cannot assure that it will be able to manage and retain it. Further, if the GP Acquisition is completed, difficulties could arise in integrating GP’s operations with those of the Company that could adversely affect sales of GrowPods. If the Company is unable to market and sell GrowPods successfully, it may have to curtail its operations in this area, which could have a material and adverse impact on the Company, its financial results and its reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2022, the Company sold 280,001 shares of Common Stock to eight individuals for an aggregate purchase price of $210,000, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(b) or (c) promulgated thereunder. During the six months ended June 30, 2021, the Company sold 485,000 shares of Common Stock to eight individuals for an aggregate purchase price of $615,000, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(b) or (c) promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Title

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CONTAINER TECHNOLOGIES, INC.

Date: August 22, 2022	By:	/s/ Douglas P. Heldoorn
Douglas P. Heldoorn Principal Executive Officer

	By:	/s/ Jeffory A. Carlson
Jeffory A. Carlson
Principal Accounting Officer

