Form 10-Q
period 2022-09-30
ADVANCED CONTAINER TECHNOLOGIES, INC.
filed 2022-11-14
CIK 1096950

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of November 14, 2022, there were 51,901,525 shares of the registrant’s Common Stock outstanding.

ADVANCED CONTAINER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

for the Quarterly Period Ended September 30, 2022

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. The use of words such as “anticipates,” “expect,” “intend,” “strive,” “goals,” “plans,” “opportunity,” “future,” “achieve,” “grow,” “committed,” “believes,” “seeks,” “targets,” “estimated,” “continues,” “likely,” “possible,” “may,” “might,” “potentially,” “will,” “would,” “should,” “could,” “on track,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to uncertain events or assumptions – such as future responses to and effects of COVID-19; projections of our future financial performance; future business, social, and environmental performance, goals, and measures; our anticipated growth and trends in our business and operations; projected growth and trends in markets relevant to our businesses and especially, the market for GrowPods and cannabis and related products; business and investment plans; future products and technology; laws and regulation, and especially those relating to cannabis; projected cost and yield trends; availability, uses, sufficiency, and cost of capital of capital resources; valuations; the future purchase, use, and availability of products, components, and services supplied by third parties – are based on management’s expectations as of the date of this report, unless an earlier date is specified, and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and particularly in Part II, Item 1A, Risk Factors. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. You are urged to review and consider carefully the various disclosures made in this report and in other reports and documents that we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

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

NOTE REGARDING TRADEMARK

“Medtainer” is a registered trademark owned by the Company. Its use in this report without the symbol “®” should not be considered as a disclaimer of such ownership or permission to any person to use “Medtainer” without such symbol.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$297,166	$59,367
Accounts receivable, net	169,250	229,941
Inventories	454,160	438,333
Prepaid expenses	32,000	17,663
Prepaid inventories	464,250	279,625
TOTAL CURRENT ASSETS	1,416,826	1,024,929

Property and equipment, net of accumulated depreciation of $712,396 and $162,018, respectively	36,160	47,721
Intangible assets, net of accumulated amortization of $704,476 and $508,870, respectively	1,727,524	1,923,130
Goodwill	1,020,314	1,020,314
Right-of-use asset	412,407	–
Security deposits	11,699	8,699
TOTAL ASSETS	$4,624,930	$4,024,793

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$370,421	$458,495
Accrued interest	92,837	88,461
Payroll liabilities	643,252	501,395
Customer deposits	1,072,212	361,230
Convertible notes	81,172	81,172
Notes payable	171,800	287,487
Loan payable - stockholder	486,920	320,411
Operating lease liabilities - current	84,543	–
TOTAL CURRENT LIABILITIES	3,003,157	2,098,651

LONG-TERM LIABILITIES:
Operating lease liabilities - long-term	329,137	–
TOTAL LONG-TERM LIABILITIES	329,137	–

Commitments and contingencies (Notes 3, 5, 6, 10 and 12)

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.00001 per share, issuable in series: 10,000,000 shares authorized; 1,000,000 shares designated Series A Convertible Preferred stock issued and outstanding at September 30, 2022, and December 31, 2021	10	10
Common Stock, par value $0.00001 per share: 100,000,000 shares authorized; 51,901,525 issued and outstanding at September 30, 2022, and 51,621,524 at December 31, 2021	519	516
Additional paid-in capital	8,495,063	8,285,066
Accumulated deficit	(7,202,956)	(6,359,450)
TOTAL STOCKHOLDERS' EQUITY	1,292,636	1,926,142
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,624,930	$4,024,793

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$634,433	$1,451,737	$2,299,923	$4,083,267

Cost of goods sold	486,892	1,061,103	1,626,992	3,102,972

Gross profit	147,541	390,634	672,931	980,295

Operating expenses:
Advertising and marketing	20,687	31,578	98,678	64,009
Bad debt	35,000	–	40,750	–
Depreciation and amortization	75,735	69,232	214,274	209,056
Professional fees	81,026	20,520	233,925	148,641
Share-based compensation	–	–	–	270,000
Payroll	204,584	230,313	613,888	694,375
General and administrative	129,727	102,649	301,897	239,467
Total operating expenses	546,759	454,292	1,503,412	1,625,548

Operating (loss)	(399,218)	(63,658)	(830,481)	(645,253)

Non-operating income (expenses)
Forgiveness of Payroll Protection Program SBA loan and interest	–	138,567	–	138,567
Interest expense	(2,887)	(8,297)	(13,025)	(21,087)
Total non-operating income (expense), net	(2,887)	130,270	(13,025)	117,480

Income (loss) before income taxes	(402,105)	66,612	(843,506)	(527,773)

Income tax provision	–	–	–	–

Net income (loss)	$(402,105)	$66,612	$(843,506)	$(527,773)

Basic and diluted income (loss) per common share	$(0.01)	$–	$(0.02)	$(0.01)

Basic weighted average common shares outstanding	51,901,525	51,621,524	51,879,278	51,299,276

Diluted weighted average common shares outstanding	51,901,525	51,623,089	51,879,278	51,299,276

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(843,506)	$(527,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,561	16,622
Share-based compensation	–	270,000
Amortization	203,526	195,606
Forgiveness of Payroll Protection Program SBA loan	–	(138,567)
Bad debt	40,750	–
Increase (decrease) in cash from changes in operating assets:
Accounts receivable	19,941	(47,350)
Inventories	(15,827)	(264,912)
Prepaid inventories	(184,625)	(31,125)
Prepaid expenses	(14,337)	(6,183)
Payment of security deposits	(3,000)	–
Accounts payable and accrued expenses	(88,074)	81,738
Accrued interest	4,376	(26,521)
Operating liabilities	(6,647)	–
Payroll liabilities	141,857	235,396
Customer deposits	710,982	(254,727)
NET CASH USED IN OPERATING ACTIVITIES	(23,023)	(497,796)

INVESTING ACTIVITIES:
Acquisition of property and equipment	–	(16,000)
NET CASH USED IN INVESTING ACTIVITIES	–	(16,000)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	210,000	615,000
Repayment of debt	(115,687)	(185,820)
Proceeds from stockholder loans	346,084	26,753
Repayment of stockholder loans	(179,575)	(79,942)
NET CASH PROVIDED BY FINANCING ACTIVITIES	260,822	375,991

INCREASE (DECREASE) IN CASH	237,799	(137,805)

CASH - BEGINNING OF PERIOD	59,367	333,368

CASH - END OF PERIOD	$297,166	$195,563

Supplemental disclosure of cash flow information
Interest paid	$51,419	$49,063

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited):

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2021	1,000,000	$10	51,621,524	$516	$8,285,066	$(6,359,450)	$1,926,142

Issuance of common stock - private placement	–	–	280,001	3	209,997	–	210,000

Net loss	–	–	–	–	–	(441,401)	(441,401)

Balances - June 30, 2022	1,000,000	10	51,901,525	519	8,495,063	(6,800,851)	1,694,741

Net loss	–	–	–	–	–	(402,105)	(402,105)

Balances - September 30, 2022	1,000,000	$10	51,901,525	$519	$8,495,063	$(7,202,956)	$1,292,636

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (Unaudited):

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances - December 31, 2020	1,000,000	$10	51,016,524	$510	$7,400,072	$(5,514,394)	$1,886,198

Issuance of common stock - private placement	–	–	485,000	5	614,995	–	615,000

Issuance of common stock issued - directors agreement	–	–	120,000	1	269,999	–	270,000

Net loss	–	–	–	–	–	(594,385)	(594,385)

Balances - June 30, 2021	1,000,000	10	51,621,524	516	8,285,066	(6,108,779)	290,615

Net income	–	–	–	–	–	66,612	66,612

Balances - September 30, 2021	1,000,000	$10	51,621,524	$516	$8,285,066	$(6,042,167)	$2,243,425

The accompanying notes are an integral part of these financial statements.

ADVANCED CONTAINER TECHNOLOGIES, INC.

(formerly named Medtainer, Inc.)

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

Note 1 – Description of Business and Organization

Advanced Container Technologies, Inc. (the “Company”) markets and sells two principal products: (i) beginning in the first quarter of 2021, GrowPods, which are specially modified insulated shipping containers manufactured by GP Solutions, Inc. (“GP”), in which plants, herbs and spices may be grown hydroponically in a controlled environment (“GrowPods”) and (ii) the Medtainer, which may be used to store pharmaceuticals, herbs, teas and other solids or liquids and can grind solids and shred herbs. The Company also markets and sells products related to GrowPods and the Medtainer. The Company also provides private labeling and branding for purchasers of Medtainers, lighters and other products. Management believes they have one reportable segment given the financial information available for review by the chief decision-maker.

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

On August 27, 2020, the Company incorporated Med X Technologies Inc. (“Med X”) in the State of California and acquired all of its shares, such that it is the Company’s wholly owned subsidiary. The Company intends to transfer the assets used in its Medtainer and printing businesses to Med X, after which it will conduct all of its operations through Med X and ACT.

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of 3 months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2022, or December 31, 2021.

Accounts Receivable

Included in accounts receivable on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based upon experience and the judgment of management, the provision for doubtful accounts was $40,750 and $0 for the nine months ended September 30, 2022, and December 31, 2021, respectively..

Inventories

Inventories, which consist of products held for resale, are stated at the lower of cost (determined using the first-in first-out method) and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose of the product. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company’s consolidated statements of operations. As of September 30, 2022 and December 21, 2022, no inventory reserves were considered necessary.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Furniture and fixtures are depreciated over the useful life of 7 years. Machinery, equipment, and computers are depreciated over the useful life of 3 to 7 years. Leasehold improvements are depreciated over 2 years and were fully depreciated as of September 30, 2022. Expenditures for additions and improvements are capitalized and repairs and maintenance are expensed as incurred.

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

The Company reviews intangible assets subject to amortization at least annually to determine whether any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent than quarterly impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down the carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize its remaining carrying value prospectively over its revised remaining useful life. The Company has conducted its annual impairment test of goodwill during the fourth quarter of each year. The estimation of fair value requires significant judgment. There was no impairment of intangible assets, long-lived assets or goodwill during the nine-month periods ended September 30, 2022, and September 30, 2021.

Any loss resulting from an impairment test will be reflected in operating income in the Company’s consolidated statements of operations. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets.

Revenue Recognition

The Company follows the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. This standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that it expects to receive for them.

Under ASC 606, Company recognizes revenue when a customer obtains control of promised goods or services or when they are shipped to a customer in an amount that reflects the consideration that it expects to receive in exchange for them. The Company recognizes revenues following the five-step model prescribed under ASC 606: (a) it identifies a contract with a customer; (b) it identifies the performance obligations in the contract; (c) it determines the transaction price; (d) it allocates the transaction price to the performance obligations in the contract; and (e) it recognizes revenues when (or as) it satisfies its performance obligation.

Revenues from product sales are recognized when a customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have been recognized is one year or less or the amount is immaterial.

Revenue from sales of items sold by the Company for the three months ended September 30, 2022, and September 30, 2021, and the percentage of sales allocable to each item to the Company’s total revenues were as follows:

	Three Months Ended September 30,
	2022		2021
	Revenues	%	Revenues	%
GrowPods and related products	$160,000	25%	$712,000	49%
Lighters	146,153	23%	162,946	11%
Medtainers	140,209	22%	343,010	24%
Humidity pack inserts	125,404	20%	125,246	9%
Plastic lighter holders	25,777	4%	28,670	2%
Shipping charges	17,472	3%	37,017	3%
Jars	8,643	1%	22,626	2%
Printing	8,084	1%	12,615	<1%
Others	2,691	1%	7,607	<1%
Total revenues	$634,433	100%	$1,451,737	100%

Revenue from sales of items sold by the Company for the nine months ended September 30, 2022, and September 30, 2021, and the percentage of sales allocable to each item to the Company’s total revenues were as follows:

	Nine Months Ended September 30,
	2022		2021
	Revenues	%	Revenues	%
Lighters	$590,500	26%	$374,805	9%
GrowPods and related products	559,650	25%	2,182,000	53%
Medtainers	550,386	24%	841,937	21%
Humidity pack inserts	298,822	13%	362,909	9%
Plastic lighter holders	103,975	5%	94,038	2%
Printing	63,631	3%	36,596	1%
Shipping charges	60,748	3%	76,650	2%
Others	51,693	1%	74,665	2%
Jars	20,518	<1%	39,666	1%
Total revenues	$2,299,923	100%	$4,083,267	100%

The table below presents the customer deposits payable balance and the significant activity affecting customer deposits during the period ended September 30, 2022:

Balance at December 31, 2021	$361,230
New customer deposits received	1,350,914
Revenue recognized from customer deposits	(639,932)
Balance at September 30, 2022	$1,072,212

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

Advertising

Advertising and marketing expenses are charged to operations as incurred. These expenses totaled $98,678 and $64,009 for the nine months ended September 30, 2022, and September 30, 2021, respectively.

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

Income (Loss) per Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) attributable to Common Stock by the basic weighted average number of shares of Common Stock outstanding during the period. The diluted income (loss) per share is calculated by dividing the Company’s net income (loss) attributable to Common Stock by the diluted weighted average number of shares outstanding during the period.

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

Note 3 – Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2022, the Company had a working capital deficit of $1,586,331 and an accumulated deficit of $7,202,956. In addition, the Company has generated operating losses since its inception and has notes payable that are currently in default. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful execution of its operating plan, which includes increasing sales of existing products and services, introducing additional products and services, controlling operating expenses, negotiating extensions of overdue notes payable and raising either debt or equity financing. There is no assurance that the Company will be able to implement any of these measures. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 4 – Intangible Assets and Goodwill

Intangible assets, including patents and patent applications, a trademark and an internet domain related to Medtainer and distribution rights under a Distributorship Agreement dated August 6, 2020, are recorded at cost or estimated fair value at the date of acquisition. Goodwill relates to an Asset Purchase Agreement, amended as of June 8, 2018. The Company tested intellectual property and goodwill for impairment in preparing its financial statements for the year ended December 31, 2021, and determined that no adjustment was required. At September 30, 2022, and December 31, 2021, there was no impairment of these assets, which are included in the tables below:

Intangible Assets and Goodwill at September 30, 2022
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
Distributorship Agreement	5 years	$900,000	$(355,932)	$544,068
U.S. patents	15 years	435,000	(122,981)	312,019
U.S. patents	16 years	435,000	(118,364)	316,636
Canadian patents	20 years	260,000	(55,797)	204,203
European patents	14 years	30,000	(9,003)	20,997
Molds	15 years	150,000	(42,399)	107,601
Trademark	Indefinite life	220,000	–	220,000
Domain name	Indefinite life	2,000	–	2,000
Intangible totals		$2,432,000	$(704,476)	$1,727,524
Goodwill		$1,020,314	$–	$1,020,314

Intangible Assets and Goodwill at December 31, 2021
Description	Weighted Average Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Amount
GP distribution agreement	5 years	$900,000	$(220,932)	$679,068
U.S. patents	15 years	435,000	(101,597)	333,403
U.S. patents	15 years	435,000	(97,781)	337,219
Canadian patents	20 years	260,000	(46,095)	213,905
European patents	14 years	30,000	(7,437)	22,563
Molds	15 years	150,000	(35,028)	114,972
Trademark	Indefinite life	220,000	–	220,000
Domain name	Indefinite life	2,000	–	2,000
Intangible totals		$2,432,000	$(508,870)	$1,923,130
Goodwill		$1,020,314	$–	$1,020,314

Note 5 – Convertible Notes Payable and Promissory Notes Payable

As of September 30, 2022, and December 31, 2021, the Company had outstanding the following convertible notes payable and notes payable (refer to Note – 10 for details on related-party notes payable):

	September 30, 2022		December 31, 2021
		Accrued		Accrued
	Principal	Interest	Principal	Interest
Convertible Notes Payable
July 2014 $75,000 note, convertible into common Stock at $5.00 per share, 10% interest, in default (a)	$66,172	$41,909	$66,172	$36,496
July 2014 $15,000 note, convertible into Common Stock at $5.00 per share, 10% interest, in default (a)	15,000	13,750	15,000	12,625
	$81,172	$55,659	$81,172	$49,571
Notes Payable
February 2018 $298,959 note, due February 2019, 10% interest, in default (b)	$36,099	$198	$162,274	$889
August 2015 $75,000 note, with a one-time interest charge of $75,000 (c)	117,020	36,980	53,020	36,980
Related party obligation (d)	18,681	–	72,193	–
	$171,800	$37,178	$287,487	$37,869
Total	$252,972	$92,837	$368,659	$87,440

(a)	The Company entered into promissory note conversion agreements in the aggregate amount of $90,000 and made payments of $8,828 on them as of September 30, 2022. These notes are convertible into shares of the Common Stock at a conversion price of $295 per share. The loans under these agreements are non-interest-bearing and have no stated maturity date; however, the Company is accruing interest at a 10% annual rate.

(b)	On February 22, 2018, the Company made a promissory note in the principal amount of $298,959 in favor of an unrelated party, which comprised the unpaid principal amount of $200,000 due on a prior note in favor of that party and $98,959 of accrued interest thereon. The balance of this note was $36,099 and $162,274 at September 30, 2022, and December 31, 2021, respectively, and accrued interest was $198 and $889, respectively. The note was due on February 22, 2019. The Company is negotiating an extension.

(c)	On August 15, 2015, the Company made a promissory note in the principal amount of $150,000 in favor of an unrelated party (the "081515 Note"). The note bears interest at 0.48% per annum, provided that the note was paid on or before its maturity date, or 2 percentage points over the Wall Street Journal Prime Rate, if not so repaid. Upon an event of default, as defined in the note, interest will be compounded daily. This note matured on August 11, 2016. During the year ended December 31, 2017, the holder of this note agreed to exchange $75,000 of principal and accrued and interest $663 for 500,000 shares of common stock. This exchange was accounted for as an extinguishment of debt resulting in a loss of $683,337. In connection with this exchange, the Company agreed to pay the holder a fee of $75,000 in consideration of his waiving the default under the promissory note, as additional consideration for his agreeing to the exchange and as compensation for his forgoing the interest that would have accrued on the promissory note at the default rate but for the waiver. During the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company made payments of $0 and $11,227, respectively, on the principal and $0 and $33,775, respectively, on the interest accrued on this note. At September 30, 2022, and December 31, 2021, the accrued interest, including the $75,000 fee included therein, was $36,980, respectively. On September 14, 2022, the Company entered into an agreement with the holder in which the Company agreed to issue 200,000 shares of Common Stock and $25,000 in exchange for the 081515 Note. On that date, there was $115,000 owing, comprising $78,020 of principal and $36,980 of accrued interest. At September 30, 2022, the balance of the note was increased to $117,020. At December 31, 2021, the balance of the note was $53,020.

(d)	On June 15, 2020, the Company and a related party entered into a Separation Agreement, dated June 15, 2020, under which, commencing on January 1, 2021, the Company agreed to repay $145,844 that the Company owed him in 24 monthly payments of $6,093, including interest at the Applicable Federal Rate. During the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company made payments of $53,513 and $90,000, respectively. At September 30, 2022, and December 31, 2021, the balance of the note was $18,681 and $72,193, respectively.

Note 6 – Right-of-Use Assets and Operating Lease Liabilities

On September 1, 2022, the Company entered into an amended operating lease with an entity owned by a related party, such that its term will expire on August 31, 2024, at a monthly rent of $10,150 until August 31, 2023, and $10,477 thereafter.

Under ASC 842, the Company is required to determine whether a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. A lessee has control of the use of an identified asset if it has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. Right-of-use assets and liabilities are recognized based upon the present value of future minimum lease payments over the expected lease term at the commencement date. The Company has determined that the Corona lease is an operating lease and the right-of-use asset for this lease is included on the balance sheet for the quarter ended September 30, 2022, with the corresponding lease liability.

The Company measures and records a right-of-use asset and lease liability based on the discount rate implicit in the lease, if known, or when not known, using a discount rate equal to its estimated incremental borrowing rate for loans with similar collateral and duration. For the Corona Lease, the Company determined the rate using the incremental borrowing rate of 10% per annum. For all asset classes, we elected to (i) not recognize a right-of-use asset and lease liability for leases having a term of 12 months or less and (ii) not separate non-lease components from lease components, and we have accounted for combined lease and non-lease components as a single lease component. Short-term leases with initial terms of twelve months or less are not capitalized.

Right-of-use asset, net comprise the following:

September 30, 2022
Right-of use asset	$420,327
Less: accumulated amortization	(7,920)
Right-of-use asset, net	$412,407

The following table presents a maturity analysis of the Company’s operating lease liabilities:

September 30, 2022

Lease liabilities – current	$84,543
Lease liabilities – noncurrent	329,137
Total lease liability	$413,680

Remainder of 2022	$30,449
2023	123,102
2024	127,373
2025	132,405
2026	90,563
Total payments	503,892

Amount representing interest	(90,212)
Lease obligation, net	413,681
Less current portion	(84,543)
Lease obligation - long term	$329,137

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

During the nine months ended September 30, 2022, the Company issued 280,001 shares of Common Stock to four individuals. The aggregate purchase price of these shares was $210,000. During the nine months ended September 30, 2021, the Company issued 485,000 shares of Common Stock to eight individuals. The aggregate purchase price of these shares was $615,000.

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

	Shares of Common Stock
Vesting Dates	Employees	Consultants
December 31, 2018	–	3,136
January 1, 2019	12,712	–
March 31, 2019	–	2,542
June 30, 2019	5,085	–
June 30, 2020	5,085	–
Total vested at September 30, 2022	22,882	5,678

The Company made no awards in any other form during the nine months ended September 30, 2022, and September 30, 2021.

The Company expensed $0 for share-based compensation under the 2018 Plan in the nine months ended September 30, 2022, and September 30, 2021, respectively, for its employees and consultants in the accompanying consolidated statements of operations.

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors as compensation pursuant to a Director Agreement, dated as of that date and, in the nine months ended September 30, 2021, the Company expensed $270,000 for share-based compensation in respect of these shares (see Note 7), based on their fair market value of $2.25 per share on their date of issuance.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted, making significant changes to the Internal Revenue Code. Changes include a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available and, based thereon, has determined that the 2017 Tax Act does not change the determination that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has kept the full valuation allowance. As a result, the Company recorded $1,600 and $2,700, respectively, for minimum state franchise fees in general and administrative expenses on the consolidated statement of operations during the nine months ended September 30, 2022, and September 30, 2021.

Note 10 – Related-Party Transactions

Loans

The Company has received loans from its officers and directors from time to time since its inception. During the nine months ended September 30, 2022, the Company received loans of $346,084 from its officers and directors and repaid $179,575. During the nine months ended September 30, 2021, the Company received loans of $26,753 from its officers and directors and repaid $79,942 of these loans. The balance of these loans at September 30, 2022, and December 31, 2021, was $486,920 and $320,411, respectively. All of these loans are non-interest-bearing and have no set maturity date. The Company expects to repay these loans when cash flows become available.

Contracts

The Company makes building lease payments and purchases products for resale from entities owned by a related party, who is also one of its executive officers.

Payments made to related parties for the nine months ended September 30, 2022, and September 30, 2021, were as follows:

	Nine Months Ended September 30,
	2022	2021
Building lease payments	$85,342	$81,847
Purchase of products for resale	358,499	313,443
Total	$443,841	$395,290

Director Compensation

On January 1, 2021, the Company issued 120,000 shares of Common Stock to one of its directors as compensation pursuant to a Director Agreement, dated as of that date. (See Note 8.)

Note 11 – Concentrations

For the three months ended September 30, 2022, and September 30, 2021, three of the Company’s customers accounted for approximately 25%, 14% and 10%, and 25%, 16% and 10% % of total revenues, respectively.

For the nine months ended September 30, 2022, one of the Company’s customers accounted for approximately 16% of total revenues. For the nine months ended September 30, 2021, one of the Company’s customers accounted for 33% of total revenues.

For the three months ended September 30, 2022, and September 30, 2021, the Company purchased approximately 37% and 62%, respectively, of its products for cost of goods sold from one distributor.

For the nine months ended September 30, 2022, and September 30, 2021, the Company purchased approximately 45% and 70%, respectively, of its products for cost of goods sold from one distributor.

As of September 30, 2022, three of the Company’s customers accounted for 47%, 29% and 21%, respectively, of its accounts receivables. As of December 31, 2021, two of the Company’s customers accounted for 34% and 30%, respectively of its accounts receivable.

Note 12 – Commitments

Refer to Note 6 regarding the Company’s main operating lease in Corona, CA.

The Company leases premises of 6,000 square feet that it uses as a showroom, in Tulsa, Oklahoma, for a term that will expire on March 31, 2023, at a monthly rental of $5,500 until July 31, 2022, and $6,000 thereafter.

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

Note 13 – Subsequent Events

Management has evaluated all subsequent events when the consolidated financial statements were issued and determined that none of them requires additional disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING IN THIS REPORT.

Introduction

The financial data discussed below are derived from the unaudited consolidated financial statements of the Company as of September 30, 2022, which were prepared and presented in accordance with United States generally accepted accounting principles for interim financial statements. These financial data are only a summary and should be read in conjunction with the unaudited financial statements and related notes contained herein, which more fully present the Company’s financial condition and operations as at that date, and with its audited financial statements and notes thereto contained in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 18, 2022. Further, the Company urges caution regarding the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described in Part II, Item 1A, Risk Factors, or other events, could have a material adverse effect on the Company’s business, results of operations and financial position.

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

The acquisition of ACT represented a material change in the business strategy of the Company and an expansion of its product base. Since the inception of the Company in 2014, its intended growth strategy was to concentrate on increasing sales of Medtainers while introducing related products and services, such as humidity control inserts and printing. This approach resulted in relatively flat revenues, increasing expenses and a history of losses. Management believes that this acquisition offered the prospect of substantially increased revenues, without a comparable increase in expenses an opportunity to expand its profits significantly. The Company has announced that it is exploring with GP the acquisition of its assets and the assumption of some or all of its liabilities in exchange for shares of Common Stock (the “GP Acquisition”). Discussions are in their preliminary stages and none of the terms and conditions of the acquisition has been determined, including the number of shares of Common Stock to be issued to GP in exchange for its assets or the liabilities of GP that the Company would assume. The Company intends to structure any transaction such that its board of directors and executive officers would not be changed and that voting control of the Company would not be affected.

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

Need for Capital

The Company needs a substantial amount of additional capital to fund its business, including the expansion of its operations, and for repayment of its debts. No assurance can be given that any additional capital can be obtained or, if obtained, will be adequate to meet its needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations could be materially negatively impacted and it may need to take certain measures to remain a going concern, or it could be forced to terminate operating.

Impact of the Covid-19 Pandemic

For more information regarding the impact of the Covid-19 pandemic on the Company, see Part II – Item 1A – Risk Factors.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain estimates could be affected by external conditions, including those unique to its industry and general economic conditions, which could affect the Company s estimates so as to cause actual results to differ materially from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly, based on these conditions and records adjustments when necessary.

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

Fair Value Measurements

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair-value measurements.

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

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or if a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying value of an intangible asset exceeds its undiscounted cash flows, the Company will write down its carrying value to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. The Company also evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These changes include but are not limited to significant adverse changes in the business climate, market conditions, or other events, including the Covid-19 pandemic, that indicate an asset’s carrying amount may not be recoverable. The recoverability of these assets is measured by comparing the carrying amount of each asset with the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test of recoverability are less than the carrying amount of these assets, their carrying amount is reduced to fair value.

Pursuant to ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), the Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter of each fiscal year or more often if circumstances indicate that goodwill may not be recoverable. The Company has conducted annual impairment tests of goodwill during the fourth quarter of each year, commencing in the year ended December 31, 2018, in which year it first acquired intangible assets. The annual impairment testing process is subjective and requires judgment at many points. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets. The Company operates as a single operating unit and consequently evaluates goodwill for impairment based upon an evaluation of the fair value of the Company as a whole. The estimation of fair value requires significant judgment. The goodwill recorded in the consolidated balance sheets at December 31, 2021, and December 31, 2020, was $1,020,314. Goodwill was due entirely to the Company s acquisition of intangible property relating to Medtainers in 2018. Various future events, including changes in demand for the Company s products and the Covid-19 pandemic, could result in an impairment of goodwill. Any adjustments resulting from an impairment test will be reflected in operating income in the Company s consolidated financial statements.

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

There was no impairment of intangible assets, long-lived assets or goodwill during the nine months ended September 30, 2022, and September 30, 2021.

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

Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Accounting for Income Taxes, under which the Company is required to recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable.

Results of Operations

Comparison of the Three Months Ended September 30, 2022, and September 30, 2021

The following table sets forth information from the statements of operations for the three months ended September 30, 2022, and September 30, 2021.

	Three Months Ended
	September 30, 2022	September 30, 2021
Revenues	$634,433	$1,451,737
Cost of goods sold	(486,892)	(1,061,103)
Gross profit	147,541	390,634

Operating expenses	546,759	454,292
Loss from operations	(399,218)	(63,658)

Non-operating income (expense):
Non-operating income	–	138,567
Interest expense	(2,887)	(8,297)
Net income (loss)	$(402,105)	$66,612

Revenues

Revenues were $634,433 and $1,451,737 for the three months ended September 30, 2022, and September 30, 2021, respectively. The decrease was primarily due to a$552,000 decrease in revenues from sales of GrowPods and related products due the Company’s difficulty in marketing and selling GrowPods, a $202,801 decrease in revenues from sales of Medtainers and a $19,545 decrease in revenues from shipping charges.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2022, and September 30, 2021, were $486,892 and $1,061,103, respectively. The decrease was primarily due to a $494,500 decrease in the cost of GrowPods and a $40,427 decrease in the cost of Medtainers. The gross margin decreased from 27% to 23% maily due to lower GrowPod sales.

Operating Expenses

The following table sets forth operating expenses for the three months ended September 30, 2022, and September 30, 2021:

	Three Months Ended
	September 30, 2022	September 30, 2021
Advertising and marketing	$20,687	$31,578
Bad debt	35,000	–
Depreciation and amortization	75,735	69,232
Professional fees	81,026	20,520
Payroll	204,584	230,313
General and administrative	129,727	102,649
Total operating expenses	$546,759	$454,292

Operating expenses were $546,759 and $454,292 for the three months ended September 30, 2022, and September 30, 2021, respectively. The increase in operating expense was due to a $60,506 increase in professional fees, a $35,000 in bad debt and a $27,078 increase in general and administrative which was partially offset by a reduction of $25,729 in payroll and a reduction of $10,891 in advertising and marketing.

Loss from Operations

Loss from operations increased from a loss of $63,658 for the three months ended September 30, 2021, to a loss of $399,218 for the three months ended September 30, 2022, primarily due to a $243,093 decrease in gross profit and a $92,467 increase in operating expense.

Other Income (Expense)

For the three months ended September 30, 2022, and September 30, 2021, interest expense was $2,887 and $8,297, respectively. Interest expense decreased $5,410 as a result of a repayment of a note payable. The decrease in other income for the three months ended September 30, 2022, was due to the recognition of gain on debt forgiveness related to the full forgiveness of the Payroll Protection Program SBA loan and interest in the amount of $138,567.

Net Income (Loss)

The net loss for the three months ended September 30, 2022, was $402,105 ($75,735 of which was non-cash expense for depreciation and amortization), versus a net income of $66,612 ($69,232 of which was non-cash expense for depreciation and amortization), for the three months ended September 30, 2021. As described above, the principal reason for this difference was a $133,157 decrease in non-operating income, as well as a $243,093 decrease in gross profits.

Comparison of the Nine Months Ended September 30, 2022, and September 30, 2021

The following table sets forth information from the statements of operations for the nine months ended September 30, 2022, and September 30, 2021.

	Nine Months Ended
	September 30, 2022	September 30, 2021
Revenues	$2,299,923	$4,083,267
Cost of goods sold	(1,626,992)	(3,102,972)
Gross profit	672,931	980,295

Operating expenses	1,503,412	1,625,548
Loss from operations	(830,481)	(645,253)

Non-operating income (expense):
Non-operating income	–	138,567
Interest expense	(13,025)	(21,087)
Total non-operating income (expense), net	(13,025)	(117,480)

Net loss	$(843,506)	$(527,773)

Revenues

Revenues were $2,299,923 and $4,083,267 for the nine months ended September 30, 2022, and September 30, 2021, respectively. The difference was primarily due to a$1,622,350 decrease in revenues from sales of GrowPods due the Company’s difficulty in marketing and selling GrowPods, a $291,551 decrease in revenues from Medtainer sales and a $64,087 decrease in revenues from humidity pack sales, partially offset by a $215,695 increase in lighter sales and a $27,035 increase in printing sales.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2022, and September 30, 2021, were $1,626,922 and $3,102,972, respectively. This decrease was primarily due to a $1,502,380 decrease in the cost of GrowPods, a $48,898 decrease in cost of Medtainers and a $36,913 decrease in cost of humidity pack inserts. This decrease was partially offset by a $147,607 increase in cost of lighters. The gross margin increased from 24% to 29% mainly due to higher lighter sales.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022, and September 30, 2021, consisted of the following:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Advertising and marketing	$98,678	$64,009
Bad debt	40,750	–
Depreciation and amortization	214,274	209,056
Professional fees	233,925	148,641
Share-based compensation	–	270,000
Payroll	613,888	694,375
General and administrative	301,897	239,467
Total operating expenses	$1,503,412	$1,625,548

Operating expenses were $1,503,412 and $1,625,548 for the nine months ended September 30, 2022, and September 30, 2021, respectively. The decrease in operating expenses was due to a $270,000 decrease in share-based compensation, a $40,750 increase in bad debt and a $80,487 decrease in payroll expenses. This decrease was partially offset by an $85,284 increase in professional fees, a $62,430 increase in general and administrative and a $34,669 increase in advertising and marketing.

Loss from Operations

Loss from operations increased from a loss of $645,253 for the nine months ended September 30, 2021, to $830,481 for the nine months ended September 30, 2022, primarily due to a $307,364 decrease in gross profit and a $185,228 increase in operating expense.

Other Income (Expense)

For the nine months ended September 30, 2022, and September 30, 2021, interest expense was $13,025 and $21,087, respectively. Interest expense decreased $8,062 as a result of a repayment of notes payable. The decrease in other income for the nine months ended September 30, 2021, was due to the recognition of gain on debt forgiveness related to the full forgiveness of the Payroll Protection Program SBA loan and interest in the amount of $138,567.

Net Loss

Net loss for the nine months ended September 30, 2021, was $527,773 ($270,000 of which was non-cash expense for share-based compensation and $209,056 of which was non-cash expense for depreciation), versus a net loss of $843,506 ($214,274 of which was non-cash expense for depreciation and amortization) for the nine months ended September 30, 2022. As more fully described above, the principal reason for this difference was a $307,364 decrease in gross profit and a $130,505 decrease in other non-operating income, which was partially offset by a $270,000 decrease in share-based compensation.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $297,166 in cash and accounts receivable of $169,250. As of September 30, 2022, and December 31, 2021, the Company had a working capital deficit of $1,586,331 and $1,073,722, respectively. As of September 30, 2022, the Company had no commitments for capital expenditures. As of September 30, 2022, the Company had inventory of approximately 133,000 Medtainer products, approximately 100,000 units of other products and two GrowPod units.

During the nine months ended September 30, 2022, the Company experienced negative cash flow from operations of $23,023 and added $260,822 of cash flows from financing activities. During the nine months ended September 30, 2021, the Company experienced negative cash flow from operations of $497,796 and $375,991 of cash flows from financing activities. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by the non-cash item of amortization and the decrease in operating assets and liabilities.

The decrease in cash provided from financing activities was primarily a result of stockholder loans and proceeds from the issuance of common stock, which was partially offset by a repayment of debt.

On May 4, 2020, the Company made a note in favor of Customers Bank in the principal amount of $137,690 pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (the “PPP Loan”) and pursuant to all regulations and guidance promulgated or provided by the SBA and other Federal agencies that are now, or may become, applicable to the loan. On August 5, 2021, the Company was notified that the Paycheck Protection Note and the interest accrued thereon had been forgiven in full, subject to review by the SBA. The principal and interest forgiven was recorded as non-operating income in the consolidated statement of operations for the quarter ending September 30, 2021.

In 2020, the Company received $137,690 from the PPP Loan and $210,000 from the sale of 348,983 shares of Common Stock to two private investors, and in 2021, the Company received $615,000 from sales of 485,000 Common Stock to private investors. The proceeds from these transactions, which total $962,690, are insufficient to meet the Company’s capital needs, inasmuch as it believes that it will require approximately $1,000,000 in additional funding for the next 12 months, including approximately $600,000 to repay loans and interest that are past due, assuming that the Company’s operating loss remains at the same level and that it does not acquire the assets of GP, as it announced it may on February 28, 2022. If it does consummate this acquisition, the Company believes that it would require approximately $2,300,000 in additional funding for the next 12 months, owing to increased expenses associated with operating and integrating the acquired business. The Company is seeking extensions of its past-due loans, and if it is successful in doing so, the amount of such funding will be reduced, but assurance can be given as to the extent that it will be successful. The Company plans to fund its activities principally through the sale of debt or equity securities to private investors and, if attained, its profits. There is no assurance that such funding will be available on acceptable terms or available at all, or that the Company will attain profitability. If the Company cannot raise sufficient funds when required or on acceptable terms, it may have to reduce significantly or discontinue its operations. To the extent that funds are raised by issuing equity securities or securities that are convertible into the Company’s equity securities, its stockholders may experience significant dilution.

The Company had no other material commitments for capital expenditures as of September 30, 2022, or as of the date of this report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation, the principal executive officer and the principal accounting officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) accumulated and communicated to management (including its principal executive officer and principal accounting officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Due to the Company’s measures to reduce operating expenses, principally payroll costs, the COVID-19 pandemic did not have a material impact on its results of operations in 2020, 2021 and the nine months ended September 30, 2022. Nevertheless, the federal and local governmental restrictions that were implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement and gathering of people, affected the Company during these periods. During these periods, the cost-saving actions that the Company took to address and mitigate the effects of COVID-19, among other things, reduced its ability to market its products at trade shows, led to disruptions in its business, reduced its ability to grow, resulted in the termination of many employees and increased the workload for the employees that were retained. These measures may have affected the ability of the Company to raise capital and may have created risks to the effectiveness of the Company’s internal controls. Almost all restrictions affecting the Company have been lifted. Accordingly, the Company has resumed normal operations and expects to operate normally as long as infections continue to remain at their current level. If, however, the pandemic were to intensify, the risks to which the Company is subject, including, but not limited to, those arising because of its inability to raise capital, the ability of its customers to pay the Company on a timely basis or at all and the execution of its strategy, could increase.

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

State laws permitting the cultivation, possession, and of cannabis for adult and medical uses conflict with federal laws that prohibit such activities for any purpose. Many states have legalized or decriminalized the cultivation, use and possession of cannabis for adult use, while others have enacted legislation specifically permitting the cultivation, use and possession of cannabis for medicinal purposes only. If cannabis were to become legal under federal law, its cultivation, use and possession could be regulated by the FDA and the DEA (which now licenses cannabis research and drugs containing active ingredients derived from cannabis) or other federal agencies, either exclusively or in addition to state authorities.

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

Other laws that could affect us directly, if, contrary to our belief, we were found to be a Cannabis Industry Participant, or indirectly through Cannabis Industry Participants with whom we do business, include:

•	Under federal law and the laws of some states, it is unlawful to sell or offer for sale, to use the mails or any other facility of interstate commerce to transport or to import or export drug paraphernalia. The term “drug paraphernalia” includes any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance. One of the factors that these authorities may consider in determining whether the Company’s products are drug paraphernalia is its national and local advertising concerning their use. The Company is aware that its products may be used for the above purposes and believes that some of its customers may so use them; however, it does not believe that any of its products were designed or are intended for cannabis-related purposes or that any of its products are drug paraphernalia. The Company and its officers could be subject to prosecution by federal and state authorities if they were to determine otherwise. Such prosecution could have an immediate and materially adverse effect on the Company.

•	Businesses trafficking in cannabis may not take federal tax deductions for costs beyond the cost of goods sold. We cannot predict how the federal government may treat the cannabis business from a taxation standpoint in the future.

•	Because the cultivation, sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property and proprietary rights, particularly with respect to obtaining and enforcing patents and trademarks.

•	Cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act.

•	Some courts have ruled that the federal bankruptcy courts cannot provide relief for parties who engage in the cannabis business. Such rulings have denied bankruptcy to cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity or that courts cannot ask a bankruptcy trustee to take possession of and distribute cannabis assets as such action would violate the Controlled Substances Act.

•	Since cannabis is illegal under federal law, many banks do not accept funds from businesses involved in the cannabis industry. Consequently, because some banks have believed that we are involved in the cannabis industry, we have had, and could continue to have, difficulty finding banks willing to accept or continue our business. Under the Bank Secrecy Act, banks must report to the federal government any suspected illegal activity, which includes any transaction associated with the cannabis business. These reports must be filed even though the business is operating legitimately under state law. On February 14, 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memo”) providing guidance respecting Bank-Secrecy-Act-compliant ways for financial institutions to service state-sanctioned cannabis businesses. The FinCEN Memo refers to supplementary guidance that was issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the Controlled Substances Act and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous (the “Cole Memorandum”). Although the Cole Memorandum has been rescinded, the FinCEN Memo remains in place, but if it were rescinded, it would be more difficult for Cannabis Industry Participants – and for us, if we were determined to be a Cannabis Industry Participant – to access the U.S. banking systems and conduct financial transactions, which would adversely affect our operations.

•	Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by the Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued administered or enforced by governmental authorities in the United States.

•	Insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult to find and more expensive to the extent that a company is deemed to operate in the cannabis industry.

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

We have had and may continue to have difficulty in marketing and selling GrowPods and related products

The Company began selling GrowPods and related products in 2021 and has not yet acquired internal and external personnel in the quantity and with the skills and capacity necessary to market GrowPods, nor has it raised the capital necessary or acquired the staff and to market and sell GrowPods. The extent of the Company’s difficulty in marketing and selling GrowPods is indicated by the fact that its revenues from sales of GrowPods diminished from $2,182,000 for the nine months ended September 30, 2021, to $590,500 for the nine months ended September 30, 2022. If funds are available, the Company intends to hire additional staff, but cannot assure that it will be able to manage and retain it. Further, if the GP Acquisition is completed, difficulties could arise in integrating GP’s operations with those of the Company, which could adversely affect sales of GrowPods. If the Company cannot market and sell GrowPods successfully, it may have to curtail its operations in this area, which could have a material and adverse impact on the Company, its financial results and reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2022, the Company sold 280,001 shares of Common Stock to eight individuals for an aggregate purchase price of $210,000, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(b) or (c) promulgated thereunder. During the nine months ended September 30, 2021, the Company sold 485,000 shares of Common Stock to eight individuals for an aggregate purchase price of $615,000, without registration under the Securities Act, in reliance upon the exemptions from registration afforded by Section 4(a)(2) thereof and Rule 506(b) or (c) promulgated thereunder.

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

 * to be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CONTAINER TECHNOLOGIES, INC.

Date: November 14, 2022	By:	/s/ Douglas P. Heldoorn
Douglas P. Heldoorn Principal Executive Officer

	By:	/s/ Jeffory A. Carlson
Jeffory A. Carlson
Principal Accounting Officer

