Form 10-Q/A
period 2022-09-30
ADVANCED CONTAINER TECHNOLOGIES, INC.
filed 2022-11-15
CIK 1096950

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 to the Annual Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on November 15, 2022.

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

Accounts Receivable

Included in accounts receivable on the consolidated balance sheets are amounts primarily related to customers. The Company estimates losses on receivables based on known troubled accounts and historical experience of losses incurred. Receivables are considered impaired and written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the related agreement. Based upon experience and the judgment of management, the provision for doubtful accounts was $40,750 and $0 for the nine months ended September 30, 2022, and December 31, 2021, respectively.

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

________________________

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

Right-of-use asset, net comprise the following:

September 30, 2022
Right-of use asset	$420,327
Less: accumulated amortization	(7,920)
Right-of-use asset, net	$412,407

The following table presents a maturity analysis of the Company’s operating lease liabilities:

September 30, 2022

Lease liabilities – current	$84,543
Lease liabilities – noncurrent	329,137
Total lease liability	$413,681

Remainder of 2022	$30,449
2023	123,102
2024	127,373
2025	132,405
2026	90,563
Total payments	503,892
Amount representing interest	(90,212)
Lease obligation, net	413,681
Less current portion	(84,543)
Lease obligation - long term	$329,137

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

ADVANCED CONTAINER TECHNOLOGIES, INC.

Date: November 15, 2022	By:	/s/ Douglas P. Heldoorn
Douglas P. Heldoorn Principal Executive Officer

	By:	/s/ Jeffory A. Carlson
Jeffory A. Carlson
Principal Accounting Officer

